Form 10-Q
period 1996-03-31
TRIANGLE BANCORP INC
filed 1996-05-14
CIK 885576

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996



                        Commission file number - 0-21346


                             TRIANGLE BANCORP, INC.
             (Exact name of registrant as specified in its charter)


         North Carolina                                        56-1764546
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                              4300 Glenwood Avenue
                          Raleigh, North Carolina 27612
                    (Address of principal executive offices)
                                   (Zip Code)

                            Telephone: (919) 881-0455
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                          9,680,291
             Class                     Outstanding at May 7, 1996

                                    PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         The Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995 and the Consolidated Statements of Income and Cash Flows for the three month periods ended March 31, 1996 and March 31, 1995 have been included as Attachments to this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Highlights

         During the first quarter of 1996, Triangle Bancorp, Inc. ("the Company") continued its strategy of growth with the purchase of $55 million in deposits from First Union National Bank. As part of this transaction, the Company's subsidiary, Triangle Bank ("Triangle") added two new markets and increased its size in two other markets.

         Operating Results for the Three Months Ended March 31, 1996  and 1995

         The Company's net income for the three months ended March 31, 1996 was $2,384,000 compared to $901,000 for the same period in 1995, an increase of 165%. Excluding 1995 first quarter after tax merger expenses of $840,000, earnings were $1,741,000 representing an increase of 37%. Earnings per common share were $0.24 for the three months ended March 31, 1996 compared to $0.10 ($0.17 without merger expenses) per common share for the same period in 1995.

         For the three months ended March 31, 1996 the annualized returns on average assets and equity were 1.19% and 12.92%, respectively, compared to 0.53% and 5.60%, respectively for the same period in 1995. Without merger expenses, the 1995 return on average assets and equity were 1.02% and 10.82%.

         Core earnings for the period were positively impacted by an increase in net interest income due to an increase in the volume of earning assets and costing liabilities. This was offset by a compression of the net yield on earning assets to 4.88% as of March 31, 1996 from 5.30% as of March 31, 1995. The net interest income for the three months ended March 31, 1996 was $8,937,000 compared to $8,189,000 for the same period in 1995 an increase of $748,000 or 9%.

         For the three months ended March 31, 1996, a loan loss provision of $310,000 was made compared to a provision of $140,000 for the same period in 1995. The increase in provision is due to loan growth.

         Noninterest income for the three months ended March 31, 1996 was $1,977,000 compared to $1,659,000 for the same period in 1995 an increase of $318,000 or 19%. The increase of noninterest income is due to a $271,000 increase in service charges on deposit accounts due to a fee increase and an increase in the number of accounts in the first quarter of 1996, and a

         $53,000 increase in other commissions and fees, primarily in mortgage loan origination income.

         Noninterest expenses decreased by $1,527,000 for the three months ended March 31, 1996 compared to the same period in 1995 or 18%. A significant portion of this decrease was in merger expenses which were $6,000 for the three months ended March 31, 1996 compared to $1,334,000 for the same period in 1995. In the first quarter of 1995, the Company acquired three banks resulting in the aforementioned merger expenses. Another cause for the decline in noninterest expenses in 1996 was the decrease in the Federal deposit insurance premium.


         Financial Condition

         Total assets were $837 million as of March 31, 1996 an increase of $42.6 million from December 31, 1995. The increase from December 31, 1995 to March 31, 1996 is in the loan portfolio as well as in securities available for sale. This growth was funded by the purchase of $55 million in deposits from four branch offices of Raleigh Federal from First Union in January, 1996. With this purchase, a deposit premium of approximately $3.5 million was recorded resulting in an increase in intangible assets over the 1995 amount.

         The Company continued to maintain strong loan loss reserves during the period. As a result of loan growth, the provision was increased to $310,000 for the three months ended March 31, 1996 from $140,000 for same period in 1995. Nonaccrual loans were $1,119,000 at March 31, 1996 versus $2,343,000 at March 31, 1995. The loan loss reserves at March 31, 1996 were 1.50% of total loans. A summary of certain information related to the loan loss reserves and nonperforming assets as of March 31, 1996 follows:

                RESERVE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                             (Dollars in Thousands)


Analysis of Reserve for Loan Losses:

Beginning Balance, January 1, 1996                                        $ 8,402

Allowance disposed of in sale                                                 (98)

Deduct charge-offs:
         Commercial financial and agricultural                                  5
         Real estate, construction and land development                         9
         Installment loans to individuals                                      59
         Credit card and related plans                                         44
                                                                              117
Add recoveries:
         Commercial, financial and agricultural                               105
         Real estate, construction and land development                        10
         Installment loans to individuals                                      10
         Credit card and related plans                                          4
                                                                              129

Net recoveries                                                                 12

Additions charged to operations                                               310

Ending balance, March 31, 1996                                            $ 8,626

Ratio of net charge-offs to average loans outstanding during the period    (0.002%)

Analysis of Nonperforming Assets:

Nonaccrual loans:
         Commercial, financial and agricultural                           $   178
         Real estate, construction and land development                       776
         Installment loans to individuals                                     165
                                                                            1,119

Loans contractually past due 90 days or more
     as to principal or interest                                            1,250
Foreclosed assets                                                             359

TOTAL                                                                     $ 2,728





Part 1, Item 2 (Continued)

         Financial Condition (Continued)

         Total deposits were $710 million at March 31, 1996 an increase of $48 million from December 31, 1995. The increase from December 31, 1995 is due to the purchase of $55 million in deposits as discussed above.

         Capital

         The adequacy of capital is reviewed regularly, in light of current plans and economic conditions, to ensure that sufficient capital is available for current and future needs, to minimize the Company's cost of capital and to assure compliance with regulatory requirements. The Company's capital ratios as of March 31, 1996 are as follows:



                                                     Actual                Required          Excess
                                                    Percent                 Percent          Percent

         Tier 1   Capital to Risked Based Assets      9.91 %                 4.00 %            5.91 %

         Total   Capital to Risked Based Assets      11.29 %                 8.00 %            3.29 %

         Leverage Ratio                               7.52%                  4.00 %            3.52 %



                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material pending legal proceedings involving the Company.

Item 2. Changes in Securities

         There have been no changes in the rights of the holders of the common stock of the Company.

Item 3. Defaults Upon Senior Securities

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         On April 23, 1996 the annual shareholders meeting was held by the Company to vote (i) to elect eight members of the Board of Directors, (ii) to consider a proposal to ratify the appointment of Coopers & Lybrand L.L.P. as independent public accountants of the Company for 1996, and (iii) to consider and act on any other matters that may properly come before the Annual Meeting.

Directors elected at the meeting:


                           FOR                       AGAINST           ABSTAIN            NOT
                                                                                          VOTED

David T. Clancy          6,765,252                                      70,283

Syd W. Dunn, Jr.         6,760,251                                      75,284

Willie S. Edwards        6,761,736                                      73,799

Robert L. Guthrie        6,765,252                                      70,283

John B. Harris, Jr.      6,765,252                                      70,283

Earl Johnson, Jr.        6,763,988                                      71,547

O. A. Keller, III        6,763,421                                      72,114

J. L. Maxwell, Jr.       6,765,206                                      70,329


Directors whose term of offices continued after the meeting:

H. Leigh Ballance, Jr.
James P. Godwin, Sr.
Wendell H. Murphy
Michael S. Patterson
N. Johnson Tilghman
Syndor M. White, Jr.
J. Blount Williams
Charles H. Ashford, Jr.
Edwin B. Borden
Robert E. Bryan, Jr.
William C. Burkhardt
N. Leo Daughtry
George W. Holt
Edythe P. Lumsden

The results of proposal 2, election of auditors, was 6,768,983 for, 15,316 against and 51,236 abstain.

Item 5. Other Information

         N/A


Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits

         (19)     Report furnished to security holders.

b)       Reports on Form 8-K

         (i) A Form 8-K was filed on January 3, 1996. The 8-K reported the results of the Company and The Village Bank as of November 30, 1995 pursuant to the Amended and Restated Agreement of Combination by and among the Company, Triangle Bank and The Village Bank. A Consolidated Balance Sheet and Income Statement of Triangle Bancorp, Inc. and Subsidiary as of and for the eleven months ended November 30, 1995 was included.

         (ii) A Form 8-K was filed on January 11, 1996 reporting the proforma financial results of the Company and The Village Bank as of September 30, 1995 and for each of the years ended December 31, 1994, 1993 and 1992. Consolidated proforma income statements were filed for the nine months ended September 30, 1995 and for each of the years ended December 31, 1994, 1993, and 1992.

                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED



                                                                 March 31,              December 31,
ASSETS                                                              1996                    1995
Cash and due from banks                                           $ 32,650,493             $39,788,852
Federal funds sold                                                             -             2,500,000
Interest-bearing deposits in banks                                     774,469                 727,870
Securities available for sale                                      114,664,803              95,655,464
Securities held to maturity, market value;
    $79,370,000 and $78,959,000                                     79,373,683              75,530,819
Loans held for sale                                                  2,275,045               3,496,948
Loans, less allowance for losses of
    $8,626,416 and $8,402,149                                      563,867,072             537,907,153
Premises and equipment, net                                         16,134,742              14,908,373
Interest receivable                                                  7,583,987               6,903,653
Deferred income taxes                                                6,315,687               6,102,077
Intangible assets                                                   11,812,168               8,610,768
Other assets                                                         1,848,638               2,564,612
                                                              -----------------       -----------------

                Total assets                                      $837,300,787            $794,696,589
                                                              -----------------       -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                                     $120,831,868            $121,306,023
   Interest-bearing demand                                          82,025,186              83,643,146
   Savings and money market                                        147,342,884             136,852,591
   Large denomination certificates of deposit                       49,540,894              40,751,898
   Other time                                                      310,019,612             279,456,688
                                                              -----------------       -----------------

                Total deposits                                     709,760,444             662,010,346

Short-term debt                                                     43,441,386              49,420,534
Interest payable                                                     5,771,611               6,013,090
Other liabilities                                                    4,044,585               4,140,536
                                                              -----------------       -----------------

                Total other liabilities                             53,257,582              59,574,160
                                                              -----------------       -----------------

                Total liabilities                                  763,018,026             721,584,506
                                                              -----------------       -----------------

Commitments and contingencies*

SHAREHOLDERS' EQUITY

   Common stock, no par value 20,000,000                            56,824,385              56,608,316
      authorized; 9,685,291 shares and 9,663,578
      shares outstanding at March 31, 1996 and
      December 31, 1995
   Undivided profits                                                17,651,244              15,945,106
   Unrealized gain (loss) on securities available for sale            (192,868)                558,661
                                                              -----------------       -----------------

                Total shareholders' equity                          74,282,761              73,112,083
                                                              -----------------       -----------------

                Total liabilities and shareholders' equity        $837,300,787            $794,696,589
                                                              -----------------       -----------------

*Standby letters of credit outstanding at March 31, 1996 amounted to $1,741,000

The accompanying notes are an integral part of the financial statements.

                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED


                                                       For the three         For the three
                                                        months ended         months ended
                                                       March 31, 1996       March 31, 1995
INTEREST INCOME:
    Interest and fees on loans                        $     13,260,133       $  11,102,737
   Securities                                                2,624,155           2,422,590
    Interest bearing deposits                                    3,339               1,327
   Interest rate swap                                            3,785                   -
    Federal funds sold                                          27,979             160,464
                                                     ------------------    ------------------
     Total interest income                                   15,919,391         13,687,118

INTEREST EXPENSE:
   Large denomination certificates of deposit                  692,395             798,245
   Other deposits                                            5,870,912           4,359,637
    Short-term                                                 418,248             159,241
    Other borrowed funds                                           719             181,117
                                                     ------------------    ------------------
     Total interest expense                                  6,982,274           5,498,240
                                                     ------------------    ------------------

         Net interest income                                 8,937,117           8,188,878

Provision for loan losses                                      310,000             140,000
                                                     ------------------    ------------------

         Net interest income after provision
            for loan losses                                  8,627,117            8,048,878
                                                     ------------------    ------------------

NONINTERST INCOME:
    Service charges on deposit accounts                      1,385,744           1,115,115
    Other commissions and fees                                 494,733             441,641
    Gain (loss) on sale of securities                           (4,061)            (16,810)
    Gain on sale of foreclosed assets                           16,090              23,894
    Referral and bookkeeping fees                               46,929              93,651
    Other operating income                                      37,218               1,186
                                                     ------------------    ------------------
     Total noninterest income                                1,976,653           1,658,677
                                                     ------------------    ------------------

NONINTERST EXPENSE:
    Salaries and employee benefits                          3,158,794            3,214,469
    Occupancy expense                                         635,969              481,327
    Furniture and equipment expense                           559,579              554,760
   Professional fees                                          347,824              457,579
   Federal deposit insurance expense                           46,358              338,065
   Advertising and public relations                           243,684              179,077
   Office expenses                                            181,727              250,423
   Merger expense                                               6,160            1,334,200
   Amortization of intangible assets                          321,194              202,650
    Other operating expense                                 1,308,515            1,324,644
                                                     ------------------    ------------------
     Total noninterest expense                              6,809,804            8,337,194
                                                     ------------------    ------------------

Net income before income taxes                              3,793,966            1,370,361

Income tax expense                                          1,410,000              469,000
                                                     ------------------    ------------------

Net income                                            $     2,383,966     $        901,361
                                                     ------------------    ------------------

Primary income per share data:
    Net income                                        $          0.24     $          0.10
    Average common equivalent shares                        9,978,535           9,721,096

Income per share data assuming full dilution:
    Net income                                        $          0.24      $         0.10
   Average common equivalent shares                         9,978,491           9,722,396

Cash dividends declared per share                     $          0.07      $         0.03


The accompanying notes are an integral part of the financial statements.

                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                                          March 31               March 31
                                                                                            1996                   1995
                                                                                      ----------------       ----------------
Cash flows from operating activities:
  Net income                                                                             $  2,383,966          $     901,361
  Adjustments to reconcile net income to net cash
    provided (used ) by operations:
         Depreciation and amortization                                                        694,277                298,763
         Accretion of discount on investment securities,
           net of amortization of premiums                                                     22,873                (22,051)
         Loss on sale of investments                                                           (4,061)               (16,810)
         Gain on sale of foreclosed assets                                                     16,090                 23,894
         Write down of fixed assets                                                                 -                957,000
         Provision for loan losses                                                            310,000                140,000
         TT&L                                                                                       -               (231,399)
         Change in other assets and liabilities:
             Interest receivable                                                             (678,184)              (254,062)
             Deferred tax asset                                                              (122,001)              (463,152)
             Other assets                                                                     542,418                444,480
              Interest payable                                                               (384,359)               532,546
             Other liabilities                                                               (125,951)               657,706
         Mortgage loans held for sale:
             Originations                                                                  (6,712,899)            (3,270,231)
             Sales                                                                          7,934,802              3,268,788
                                                                                      ----------------       ----------------

                     Net cash provided (used) by operating activities                       3,876,971              2,966,833
                                                                                      ----------------       ----------------

Cash flows from investing activities:
         Intangibles                                                                                -                331,409
         Net increase in interest bearing time deposits                                    (3,328,695)             1,497,000
         Proceeds from maturities of investment securities available for sale               2,911,912              4,530,133
         Proceeds from maturities of investment securities held to maturity                 5,695,110              6,849,582
         Proceeds from sales of investment securities available for sale                    7,500,050              4,341,528
         Proceeds from sales of investment securities held to maturity                              -
         Purchases of investment securities available for sale                            (30,282,883)            (5,980,781)
         Purchases of investment securities held to maturity                               (9,538,343)            (4,035,625)
         Net increase in loans made to customers                                          (26,121,244)           (15,939,639)
         Capital expenditures, bank premises and equipment                                 (1,222,784)              (540,270)
         Proceeds from sale of foreclosed assets                                              192,535                114,000
         Cash acquired, net of costs, in acquisition                                       51,240,734
                                                                                      ----------------       ----------------

                     Net cash used by investing activities                                 (2,953,608)            (8,832,663)
                                                                                      ----------------       ----------------

                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    UNAUDITED




                                                                                         March 31               March 31
                                                                                           1996                   1995
                                                                                     ----------------       ----------------
Cash flows from financing activities:
         Net increase in deposit accounts                                                 (4,074,217)             7,711,788
         Net increase (decrease) in short-term debt                                       (5,979,148)            (8,343,252)
         Net increase (decrease) in other borrowings                                                 -           (7,198,742)
         Proceeds from exercise of stock options and warrants                                 41,163                 50,993
         Cash dividends paid                                                                (677,827)              (301,284)
         Proceeds common stock issuance                                                      174,906
                                                                                     ----------------       ----------------

                     Net cash provided by financing activities                           (10,515,123)            (8,080,497)
                                                                                     ----------------       ----------------

                     Net increase (decrease) in cash and
                         cash equivalents                                                 (9,591,760)           (13,946,327)

                     Cash and cash equivalents at beginning of period                     43,016,722             53,513,586
                                                                                     ----------------       ----------------

                     Cash and cash equivalents at end of period                          $33,424,962            $39,567,259
                                                                                     ================       ================

Supplemental Disclosure of cash flow information:
         Interest Paid                                                                  $  7,227,475           $  4,532,501
         Income Taxes Paid                                                              $    585,192           $     93,800

Schedule of noncash investing and financing activities:                                                        $  7,866,485
         Transfers to securities held to maturity from
         securities available for sale

Non cash aspects of acquisition
         Liabilities assumed                                                             $55,325,891
         Less the fair value of non-cash assets acquired                                   4,085,157
                                                                                     ----------------
         Net cash received                                                               $51,240,734





The accompanying notes are an integral part of the financial statements.

                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


         1.       Financial statement presentation and management representation

                  The consolidated financial statements include the accounts and results of operations of Triangle Bancorp, Inc. and its wholly-owned subsidiary, Triangle Bank. All significant intercompany transactions and accounts are eliminated in consolidation.

                  The interim consolidated financial statements as of and for the three months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly, in all material respects, the consolidated financial position as of March 31, 1996 and 1995, and the results of operations and cash flows for the periods ended March 31, 1996 and 1995. For the period ended March 31, 1995, $1,344,000 in merger expenses were incurred. The results for the interim periods are not necessarily indicative of what results will be for the year ended December 31, 1996.

         2.       Stock-Based compensation

                   Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. As permitted by SFAS 123, the Company has chosen to apply APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS 123, the effect on the Company's net income and earnings per share would have been immaterial.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TRIANGLE BANCORP, INC.

Date: May 14, 1996                              /s/ Michael S. Patterson
                                               Michael S. Patterson,
                                               President and CEO


Date: May 14, 1996                             /s/ Debra L. Lee
                                               Debra L. Lee,
                                               EVP/Chief Financial Officer

                              TRIANGLE BANCORP, INC.
                                 EXHIBIT INDEX


EXHIBIT
NUMBER         NAME                                               PAGE

19             Report furnished to security holders.              15