Form 10-Q
period 1996-06-30
TRIANGLE BANCORP INC
filed 1996-08-14
CIK 885576

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                                   9,687,105
             Class                           Outstanding at August 9, 1996

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         The Consolidated Balance Sheets for June 30, 1996 and December 31, 1995, the Consolidated Statements of Income for the three and six month periods ended June 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995 have been included as Attachments to this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Highlights

         During the first half of 1996, Triangle Bancorp, Inc. ("the Company") continued its growth strategy with the purchase of $55 million in deposits from First Union National Bank. As part of this transaction, the Company's subsidiary, Triangle Bank ("Triangle") added two new markets and increased its size in two other markets. In June 1996, the Company announced the signing of a definitive merger agreement with Granville United Bank ("Granville") in Oxford, North Carolina. As of June 30, 1996, Granville had $60 million in assets and 3 branch locations. Pending regulatory and shareholder approvals, the merger will be finalized during the fourth quarter of 1996.

         Operating Results for the Three Months Ended June 30, 1996 and 1995

         The Company's net income for the three months ended June 30, 1996 was $2,735,000, compared to earnings of $2,044,000 for the same period in 1995, an increase of $691,000 or 34%. Earnings for the three months ended June 30, 1996 were positively impacted by a one-time gain of $352,000 (on an after-tax basis) from the sale of the Company's office in Elizabeth City. Earnings per share were $0.27 compared to $0.21 for the same period in 1995.

         For the three months ended June 30, 1996 the annualized returns on average assets and equity were 1.28% and 14.65%, respectively compared to 1.15% and 12.24% for the same period in 1995.

         Core earnings for the period were positively impacted by an increase in net interest income due to an increase in the volume of earning assets. The net interest income for the three months ended June 30, 1996 was $9,348,000 compared to $8,075,000 for the same period in 1995 an increase of $1,273,000 or 16%. The net interest margin was 4.80% for the three months ended June 30, 1996 versus 5.00% for the same period in 1995. This decrease in yield offset the increases associated with increased volumes.

         For the three months ended June 30, 1996, a loan loss provision of $715,000 was made compared to a provision of $85,000 for the same period in 1995. The increase in provision was made to maintain the loan loss reserve at appropriate levels due to growth in the loan portfolio.

         Noninterest income for the three months ended June 30, 1996 was $2,458,000 compared to $1,767,000 for the same period in 1995 an increase of $691,000 or 39%. The increase of noninterest income is due primarily to the $558,000 gain realized on the sale of deposits and loans of the Company's Elizabeth City office in 1996. Service charges on deposit accounts increased $187,000 in the three months ended June 30, 1996 compared to the same period in 1995. This increase is due to growth in the number of accounts and fee increases in 1996.

         Noninterest expenses increased by only $45,000 for the three months ended June 30, 1996 compared to the same period in 1995 or 1%. Decreases in Federal Deposit Insurance premiums, professional fees, and merger expenses were offset by increases in occupancy expenses, depreciation and other operating expenses. These increases in 1996 expenses were due to the addition of four branch locations and the purchase and upfit of a new corporate headquarters.

         Operating Results for the Six Months Ended June 30, 1996 and 1995

         The Company's net income for the six months ended June 30, 1996 was $5,119,000, compared to $2,945,000 for the same period in 1995. This represents an increase of $2,174,000 or 74%. Earnings per share were $0.51 compared to $0.30 for the same period in 1995. Excluding the sale of the branch in 1996 and merger-related expenses in 1996 and 1995, core earnings for the six months ended June 30, 1996 were $4,804,000, a 23% increase over the $3,914,000 earned during the same period in 1995.

         For the six months ended June 30, 1996 the annualized returns on average assets and equity were 1.23% and 13.79%, respectively compared to 0.85% and 8.99% for the same period in 1995.

         Core earnings for the six month period ended June 30, 1996 were positively impacted by an increase in net interest income due to an increase in the volume of earning assets. The net interest income for the six months ended June 30, 1996 was $18,286,000 compared to $16,264,000 for the same period in 1995 an increase of $2,012,000 or 12%. The net interest margin was 4.84% for the six months ended June 30, 1996 versus 5.14% for the same period in 1995. This decrease in margin reduced the impact of the increased volume on net interest income and was due to general economic conditions.

         For the six months ended June 30, 1996, a loan loss provision of $1,025,000 was made compared to a provision of $225,000 for the same period in 1995. The increase in the provision was made to maintain the loan loss reserve at an appropriate level due to loan growth.

         Noninterest income for the six months ended June 30, 1996 was $4,435,000 compared to $3,426,000 for the same period in 1995 an increase of $1,009,000 or 29%. The sale of a branch office in 1996 accounted for $558,000 of this increase. Service charges on deposit accounts increased $458,000 due to growth in the number of accounts and due to a fee increase in early 1996.

         Noninterest expenses for the six months ended June 30, 1996 decreased $1,482,000 over the same period in 1995. In 1995, the Company incurred $1,538,000 in merger expenses compared to $58,000 in 1996 which accounts for the decrease. Other variances from 1996 to 1995 include increases in occupancy expense and depreciation due to additional locations; amortization of deposit premiums due to acquisitions in September 1995 and January 1996; and other expenses due to growth of the Company. These expense increases were offset by decreases in Federal Deposit Insurance premiums, professional fees and advertising.

         Financial Condition

         Total assets increased $86 million or 11%, to $881 million at June 30, 1996 versus $795 million at December 31, 1995. Loans increased $62 million, investments increased $26 million and intangible assets (deposit premium) increased $3 million. These increases were funded by internal deposit growth as well as the purchase of $55 million in deposits in January 1996.

         The Company continued to maintain strong loan loss reserves during the period with the loan loss reserves at June 30, 1996 being 1.5% of total loans and 278% of nonperforming loans. Nonperforming loans to total loans plus other real estate owned were .54% on June 30, 1996 compared to .73% as of June 30, 1995. Net charge offs were .04% for the six month period ended June 30, 1996 versus .10% in the same period in 1995. A summary of certain information related to the loan loss reserves and nonperforming assets as of June 30, 1996 follows:

                RESERVE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                             (Dollars in Thousands)

Analysis of Reserve for Loan Losses:

Beginning Balance, January 1, 1996                                        $ 8,402

Allowance disposed of in sale                                                 (98)

Deduct charge-offs:
         Commercial financial and agricultural                                146
         Real estate, construction and land development                        47
         Installment loans to individuals                                     155
         Credit card and related plans                                        118
                                                                              466
Add recoveries:
         Commercial, financial and agricultural                               213
         Real estate                                                           15
         Installment loans to individuals                                      25
         Credit card and related plans                                          7
                                                                              260
Net charge-offs                                                               206

Additions charged to operations                                             1,025

Ending Balance,  June, 30 1996                                            $ 9,123

Ratio of net charge-offs to average loans outstanding during the period      0.04%


Analysis of Nonperforming Assets:

Nonaccrual loans:
         Commercial, financial and agricultural                           $   161
         Real estate, construction and land development                       762
         Installment loans to individuals                                     240
                                                                            1,163

Loans contractually past due 90 days or more
     as to principal or interest                                            1,886
Foreclosed assets                                                             229



TOTAL                                                                     $ 3,278

         Total deposits were $756 million as of June 30, 1996 compared to $662 million at December 31, 1995, an increase of 14%. In January 1996, the Company purchased $55 million in deposit accounts from First Union accounting for a little over half of the increase; the remainder is due to internal growth and a marketing campaign to generate deposits. The increase was primarily in time deposits and savings and money market accounts. Short term debt decreased $8.6 million, or 17%, from December 31, 1995 to June 30, 1996.

         Capital

         The adequacy of capital is reviewed regularly, in light of current plans and economic conditions, to ensure that sufficient capital is available for current and future needs, to minimize the Company's cost of capital and to assure compliance with regulatory requirements. The Company's capital ratios as of June 30, 1996 are as follows:


                                  Actual       Required      Excess
                                  Percent       Percent      Percent

Tier 1 Capital to Risk Based Assets 10.20 %        4.00 %      6.20 %

Total Capital to Risk Based Assets  11.66 %        8.00 %      3.66 %

Leverage Ratio                       7.54 %        4.00 %      3.54 %


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

         Not Applicable.

Item 5. Other Information

         Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

         a)       Exhibits

                  (19)     Report furnished to security holders.


         b)       Reports on Form 8-K

                  Not Applicable.

                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED



                                                                  June 30,              December 31,
ASSETS                                                              1996                    1995
                                                              -----------------       ------------------
Cash and due from banks                                           $ 33,997,590              $39,788,852
Federal funds sold                                                             -              2,500,000
Interest-bearing deposits in banks                                     798,003                  727,870
Securities available for sale                                      116,029,473               95,655,464
Securities held to maturity, market value;
    $80,939,000 and $78,959,000                                     81,112,293               75,530,819
Loans held for sale                                                  2,594,806                3,496,948
Loans, less allowance for losses of
    $9,122,925 and $8,402,149                                      599,760,095              537,907,153
Premises and equipment, net                                         17,576,841               14,908,373
Interest receivable                                                  8,511,255                6,903,653
Deferred income taxes                                                6,653,138                6,102,077
Intangible assets                                                   11,774,228                8,610,768
Other assets                                                         1,687,838                2,564,612
                                                              -----------------       ------------------

                Total assets                                      $880,495,560             $794,696,589
                                                              -----------------       ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                     $120,293,372             $121,306,023
   Interest-bearing demand                                          75,060,889               83,643,146
   Savings and money market                                        152,908,417              136,852,591
   Large denomination certificates of deposit                       53,323,942               40,751,898
   Other time                                                      354,312,717              279,456,688
                                                              -----------------       ------------------

                Total deposits                                     755,899,337              662,010,346

Short-term debt                                                     40,816,276               49,420,534
Interest payable                                                     4,445,223                6,013,090
Other liabilities                                                    3,776,766                4,140,536
                                                              -----------------       ------------------
                Total other liabilities                             49,038,265               59,574,160
                                                              -----------------       ------------------
                Total liabilities                                  804,937,602              721,584,506
                                                              -----------------       ------------------

Commitments and contingencies*

SHAREHOLDERS' EQUITY

   Common stock, no par value 20,000,000                            56,795,643               56,608,316
      authorized; 9,684,709 shares and 9,663,578
      shares outstanding at June 30, 1996 and
      December 31, 1995
   Undivided profits                                                19,611,234               15,945,106
   Unrealized gain (loss) on securities available for sale            (848,919)                 558,661
                                                              -----------------       ------------------

                Total shareholders' equity                          75,557,958               73,112,083
                                                              -----------------       ------------------

                Total liabilities and shareholders' equity        $880,495,560             $794,696,589
                                                              -----------------       ------------------

*Standby letters of credit outstanding at June 30, 1996 amounted to $2,983,052

The accompanying notes are an integral part of the consolidated financial statements.

                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED



                                               For the three    For the three    For the six      For the six
                                                months ended    months ended     months ended     months ended
                                               June 30, 1996    June 30, 1995    June 30, 1996    June 30, 1995
INTEREST INCOME:
   Interest and fees on loans                   $ 14,032,339    $ 11,753,074      27,292,470      22,855,811
   Securities                                      2,845,868       2,339,060       5,470,023       4,761,650
   Interest bearing deposits                           2,758             378           6,097           1,705
   Interest rate swap                                 43,125            --            46,910            --
   Federal funds sold                                   --           136,497          27,979         296,961
                                                  ----------     ------------    ------------    ------------
     Total interest income                        16,924,090      14,229,009      32,843,479      27,916,127

INTEREST EXPENSE:
   Large denomination certificates of deposit        738,682         913,080       1,431,077       1,711,325
   Other deposits                                  6,150,205       4,885,387      12,021,117       9,245,024
   Short-term debt                                   686,749         291,625       1,104,997         450,866
   Other borrowed funds                                 --            63,913             719         245,030
                                                ------------    ------------    ------------    ------------
     Total interest expense                        7,575,636       6,154,005      14,557,910      11,652,245
                                                ------------    ------------    ------------    ------------

Net interest income                                9,348,454       8,075,004      18,285,569      16,263,882

Provision for loan losses                            715,000          85,000       1,025,000         225,000
                                                ------------    ------------    ------------    ------------

Net interest income after
  provision for loan losses                        8,633,454       7,990,004      17,260,569      16,038,882
                                                ------------    ------------    ------------    ------------

NONINTERST INCOME:
    Service charges on deposit accounts            1,358,031       1,170,598       2,743,775       2,285,713
    Other commissions and fees                       421,966         455,340         916,699         896,981
    Gain (loss) on sale of securities                 (7,880)        (79,611)        (11,941)        (96,421)
    Gain on sale of foreclosed assets                  1,818            --            17,908          23,894
    Gain on sale of branch                           558,133            --           558,133            --
    Referral and bookkeeping fees                     69,874          64,820         116,803         158,471
    Other operating income                            56,334         155,848          93,552         157,034
                                                ------------    ------------    ------------    ------------
     Total noninterest income                      2,458,276       1,766,995       4,434,929       3,425,672
                                                ------------    ------------    ------------    ------------

NONINTERST EXPENSE:
    Salaries and employee benefits                 3,062,100       3,017,068       6,220,894       6,231,537
    Occupancy expense                                630,252         459,710       1,266,221         941,037
    Furniture and equipment expense                  653,627         503,773       1,213,206       1,058,533
    Professional fees                                156,925         369,022         498,589         826,601
    Federal deposit insurance expense                 69,012         341,507         115,370         679,572
   Advertising and public relations                  185,358         193,464         429,042         372,541
   Office expenses                                   239,050         252,137         420,777         502,560
   Merger expense                                     52,009         203,770          58,169       1,537,970
   Amortization of intangible assets                 323,693         258,147         644,887         460,797
   Other operating expense                         1,379,936       1,108,404       2,694,611       2,433,048
                                                ------------    ------------    ------------    ------------
     Total noninterest expense                     6,751,962       6,707,002      13,561,766      15,044,196
                                                ------------    ------------    ------------    ------------

Net income before income taxes                     4,339,768       3,049,997       8,133,732       4,420,358

Income tax expense                                 1,605,000       1,006,000       3,015,000       1,475,000
                                                ------------    ------------    ------------    ------------

Net income                                      $  2,734,768    $  2,043,997    $  5,118,732    $  2,945,358
                                                ------------    ------------    ------------    ------------

Primary income per share data:
    Net income                                  $       0.27    $       0.21    $       0.51    $       0.30
    Average common equivalent shares               9,981,521       9,764,167       9,987,710       9,721,579

Income per share data assuming full dilution:
    Net income                                  $       0.27    $       0.21    $       0.51    $       0.30
   Average common equivalent shares                9,981,854       9,783,835       9,988,755       9,747,345

Cash dividends declared per share               $       0.08    $       0.04    $       0.15    $       0.07


The accompanying notes are an integral part of the consolidated financial statements.

                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          UNAUDITED AS OF JUNE 30, 1996



                                                                                          JUNE 30             JUNE 30
                                                                                            1996               1995
                                                                                      --------------     ---------------
Cash flows from operating activities:
  Net income                                                                             $  5,118,732    $  2,945,358
  Adjustments to reconcile net income to net cash
    provided (used ) by operations:
      Depreciation and amortization                                                         1,189,915       1,037,860
      Accretion of discount on investment securities,
        net of amortization of premiums                                                       119,780          95,327
      Loss on sale of investments                                                              11,941          96,421
      Gain on sale of foreclosed assets                                                        17,908          23,894
      Fixed asset write-offs                                                                     --           957,000
      Provision for loan losses                                                             1,025,000         225,000
      TT&L                                                                                       --          (512,960)
      Change in other assets and liabilities:
          Interest receivable                                                              (1,609,837)       (837,282)
          Deferred tax asset                                                                 (122,000)       (138,337)
          Other assets                                                                        620,831         726,021
           Interest payable                                                                (1,710,747)      1,337,888
          Other liabilities                                                                  (393,770)       (187,310)
      Mortgage loans held for sale:
          Originations                                                                     (9,617,813)     (7,082,379)
          Sales                                                                            10,519,955       7,117,610
                                                                                         ------------    ------------
      Net cash provided (used) by operating activities                                      5,169,895       5,804,111
                                                                                         ------------    ------------

Cash flows from investing activities:
      Intangibles                                                                                --           133,990
      Net increase in interest bearing time deposits                                       44,747,458            --
      Proceeds from maturities of investment securities available for sale                  6,654,612       6,566,771
      Proceeds from maturities of investment securities held to maturity                    8,000,000       5,794,575
      Proceeds from sales of investment securities available for sale                      17,354,910      22,204,259
      Proceeds from sales of investment securities held to maturity                              --              --
      Purchases of investment securities available for sale                               (43,929,757)    (19,233,967)
      Purchases of investment securities held to maturity                                 (16,003,610)     (8,389,775)
      Net increase in loans made to customers                                             (62,727,274)    (42,379,215)
      Capital expenditures, bank premises and equipment                                    (3,122,702)     (1,599,805)
      Proceeds from sale of foreclosed assets                                                 271,899         106,106
      Proceeds from sale of fixed assets                                                         --            41,000
      Cash acquired, net of costs, in acquisition                                          51,244,452            --
                                                                                         ------------    ------------
      Net cash used by investing activities                                                 2,489,989     (36,756,061)
                                                                                         ------------    ------------

Cash flows from financing activities:
      Net increase or (decrease) in deposit accounts                                       (6,011,477)     24,859,716
      Net increase (decrease) in short-term debt                                           (8,604,258)      5,850,022
      Net increase (decrease) in other borrowings                                                --        (9,191,649)
      Proceeds from exercise of stock options and warrants                                     69,608         119,496
      Cash dividends paid                                                                  (1,452,604)       (651,847)
      Proceeds from stock                                                                     189,680            --
      Repurchase of stock                                                                     (71,962)           --
                                                                                         ------------    ------------
      Net cash provided by financing activities                                           (15,881,013)     20,985,738
                                                                                         ------------    ------------

      Net increase (decrease) in cash and
          cash equivalents                                                                 (8,221,129)     (9,966,212)

      Cash and cash equivalents at beginning of period                                     43,016,722      54,028,116
                                                                                         ------------    ------------
      Cash and cash equivalents at end of period                                         $ 34,795,593    $ 44,061,904
                                                                                         ============    ============

                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
            For the Three and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


         1.       Financial statement presentation and management representation

                  The consolidated financial statements include the accounts and results of operations of Triangle Bancorp, Inc. and its wholly-owned subsidiary, Triangle Bank. Triangle Bank has two wholly owned subsidiaries, Triangle Bank Leasing Corp., which is inactive, and Triangle Investment Services which provides discount brokerage services. All significant intercompany transactions and accounts are eliminated in consolidation.

                  The interim consolidated financial statements as of and for the three and six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly, in all material respects, the consolidated financial position as of June 30, 1996 and 1995, and the results of operations and cash flows for the periods ended June 30, 1996 and 1995. For the period ended June 30, 1996 and June 30, 1995, $58,000 and $1,538,000, respectively, in pre-tax merger expenses were incurred. The results for the interim periods are not necessarily indicative of what results will be for the year ended December 31, 1996.

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

         3.       Reclassifications

                  Certain items included in the 1995 financial statements have been reclassified to conform to the 1996 presentation. These reclassifications have no effect on the net income or stockholders' equity previously reported.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TRIANGLE BANCORP, INC.

Date: August 13, 1996                       /s/ Michael S.
Patterson
                                            Michael S. Patterson,
                                            President and CEO


Date: August 13, 1996                       /s/ Debra L. Lee
                                            Debra L. Lee,
                                            Chief Financial Officer