Form 10-Q
period 1996-09-30
TRIANGLE BANCORP INC
filed 1996-11-14
CIK 885576

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996



                        Commission file number - 0-21346


                             TRIANGLE BANCORP, INC.
             (Exact name of registrant as specified in its charter)


         North Carolina                                    56-1764546
        ----------------                                  -------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


                              4300 Glenwood Avenue
                          Raleigh, North Carolina 27612
                          -----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                            Telephone: (919) 881-0455
                          ----------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                                        10,449,641
        --------------                                     -------------
            Class                               Outstanding at November 11, 1996

                                    PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         The Consolidated Balance Sheets for September 30, 1996 and December 31, 1995, the Consolidated Statements of Income for the three and nine month periods ended September 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995 have been included as Attachments to this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Highlights

         During the first nine months of 1996, Triangle Bancorp, Inc. ("the Company") continued its growth strategy with both acquisitions and internal growth. In January, $55 million in deposits were purchased from First Union National Bank. As part of this transaction, the Company's subsidiary, Triangle Bank ("Triangle") added two new markets and increased its size in two other markets. In June, the Company announced the signing of a definitive merger agreement with Granville United Bank ("Granville") in Oxford, North Carolina. This merger took place on October 24, 1996 and added $60 million in assets and 3 branch locations; however, this acquisition is not reflected in the financial results as of September 30, 1996.

         Operating Results for the Three Months Ended September 30, 1996 and
         1995

         The Company's net income for the three months ended September 30, 1996 was $2,781,000, compared to earnings of $2,295,000 for the same period in 1995, an increase of $486,000 or 21%. Earnings per share were $0.28 compared to $0.23 for the same period in 1995.

         For the three months ended September 30, 1996 the annualized returns on average assets and equity were 1.25% and 14.39%, respectively compared to 1.23% and 13.11% for the same period in 1995.

         Core earnings for the period were positively impacted by an increase in net interest income due to an increase in the volume of earning assets. The net interest income for the three months ended September 30, 1996 was $9,848,000 compared to $8,220,000 for the same period in 1995 an increase of $1,628,000 or 20%. The net interest margin was 4.84% for the three months ended September 30, 1996 and September 30, 1995.

         For the three months ended September 30, 1996, a loan loss provision of $290,000 was made compared to a provision of $30,000 for the same period in 1995. The increase in provision was made to maintain the loan loss reserve at appropriate levels due to growth in the loan portfolio.

         Noninterest income for the three months ended September 30, 1996 was $2,032,000 compared to $1,872,000 for the same period in 1995 an increase of $160,000 or 9%. The increase of noninterest income is due primarily to increases in service charges on deposit accounts of $262,000 due to growth in the number of accounts and fee increases in 1996. Other changes in noninterest income include a decrease in other commissions and fees due to the sell of mortgage servicing in the fourth quarter of 1995 and a decrease in the volume of mortgage origination activity.

         Noninterest expenses increased by $642,000 for the three months ended September 30, 1996 compared to the same period in 1995 or 10%. Decreases in office expenses and professional fees were offset by increases in salaries, occupancy expenses, amortization and other operating expenses. These increases in 1996 expenses were due to the addition of eight branch locations, the purchase and upfit of a new corporate headquarters and the amortization of the deposit premium purchased in January 1996 and September 1995.

         Operating Results for the Nine Months Ended September 30, 1996 and 1995

         The Company's net income for the nine months ended September 30, 1996 was $7,900,000, compared to $5,240,000 for the same period in 1995. This represents an increase of $2,660,000 or 51%. Earnings per share were $0.79 compared to $0.54 for the same period in 1995. Excluding the sale of the branch in 1996 and merger-related expenses in 1996 and 1995, core earnings for the nine months ended September 30, 1996 were $7,667,000, a 22% increase over the $6,274,000 earned during the same period in 1995.

         For the nine months ended September 30, 1996 the annualized returns on average assets and equity were 1.24% and 14.00%, respectively compared to 0.98% and 10.42% for the same period in 1995.

         Core earnings for the nine month period ended September 30, 1996 were positively impacted by an increase in net interest income due to an increase in the volume of earning assets. The net interest income for the nine months ended September 30, 1996 was $28,134,000 compared to $24,484,000 for the same period in 1995 an increase of $3,650,000 or 15%. The net interest margin was 4.84% for the nine months ended September 30, 1996 versus 5.04% for the same period in 1995. This decrease in margin reduced the impact of the increased volume on net interest income and was due to a decrease in yield on assets and a slight increase in cost of liabilities.

         For the nine months ended September 30, 1996, a loan loss provision of $1,315,000 was made compared to a provision of $255,000 for the same period in 1995. The increase in the provision was made to maintain the loan loss reserve at an appropriate level due to loan growth.

         Noninterest income for the nine months ended September 30, 1996 was $6,467,000 compared to $5,297,000 for the same period in 1995 an increase of $1,170,000 or 22%. The sale of a branch office in 1996 accounted for $558,000 of this increase. Service charges on deposit accounts increased $720,000 due to growth in the number of accounts and due to a fee increase in early 1996.

         Noninterest expenses for the nine months ended September 30, 1996 decreased $841,000 over the same period in 1995. Changes from 1996 to 1995 include decreases in merger expenses, Federal deposit insurance premium and professional fees. Increases were seen in occupancy expense and depreciation due to additional locations; amortization of deposit premiums due to acquisitions in September 1995 and January 1996; and other expenses due to growth of the Company.

         Financial Condition

         Total assets increased $109 million or 14%, to $904 million at September 30, 1996 versus $795 million at December 31, 1995. Loans increased $76 million, investments increased $21 million, premises and equipment increased by $4 million and intangible assets (deposit premium) increased $3 million. These increases were funded by internal deposit growth as well as the purchase of $55 million in deposits in January 1996.

         The Company continued to maintain strong loan loss reserves during the period with the loan loss reserves at September 30, 1996 being 1.51% of total loans and 280% of nonperforming loans. Nonperforming loans to total loans plus other real estate owned were .54% on September 30, 1996 compared to .67% as of September 30, 1995. Net charge offs were .004% for the nine month period ended September 30, 1996 versus .02% in the same period in 1995. A summary of certain information related to the loan loss reserves and nonperforming assets as of September 30, 1996 follows:

                  RESERVE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                                            (Dollars in Thousands)

Analysis of Reserve for Loan Losses:

Beginning Balance, January 1, 1996                                   $ 8,402

Allowance disposed of in sale                                            (98)

Deduct charge-offs:
         Commercial financial and agricultural                           294
         Real estate, construction and land development                   78
         Installment loans to individuals                                242
         Credit card and related plans                                   178
                                                                         ---
                                                                         792
Add recoveries:
         Commercial, financial and agricultural                          456
         Real estate                                                      36
         Installment loans to individuals                                 42
         Credit card and related plans                                    31
                                                                         ---
                                                                         565

Net charge-offs                                                          227

Additions charged to operations                                        1,315
                                                                       -----

Ending Balance,  September, 30 1996                                   $9,392
                                                                       -----

Ratio of net charge-offs to average loans outstanding during
           the period                                                  0.004%


Analysis of Nonperforming Assets:

Nonaccrual loans:
         Commercial, financial and agricultural                       $  854
         Real estate, construction and land development                  467
         Installment loans to individuals                                106
                                                                         ---
                                                                        1,427

Loans contractually past due 90 days or more
     as to principal or interest                                       1,756
Foreclosed assets                                                        165
                                                                         ---



TOTAL                                                                 $3,348
                                                                       -----

         Total deposits were $782 million as of September 30, 1996 compared to $662 million at December 31, 1995, an increase of 18%. In January 1996, the Company purchased $55 million in deposit accounts from First Union accounting for a little over half of the increase; the remainder is due to internal growth. The increase was primarily in time deposits and savings and money market accounts. As a result of deposit growth, short term debt decreased $14.7 million, or 30%, from December 31, 1995 to September 30, 1996.

         Capital

         The adequacy of capital is reviewed regularly, in light of current plans and economic conditions, to ensure that sufficient capital is available for current and future needs, to minimize the Company's cost of capital and to assure compliance with regulatory requirements. The Company's capital ratios as of September 30, 1996 are as follows:


                                                       Actual   Required Excess
                                                       Percent  Percent  Percent

         Tier 1   Capital to Risk Based Assets          10.48%    4.00%    6.48%

         Total  Capital to Risk Based Assets            11.73%    8.00%    3.73%

         Leverage Ratio                                  7.60%    4.00%    3.60%


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

                  (27)     Financial Data Schedule


         b)       Reports on Form 8-K

                  Not Applicable.

                                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                                               UNAUDITED




                                                          September 30,                   December 31,
ASSETS                                                        1996                            1995



Cash and due from banks                                   $    48,061,719                 $   39,788,852
Federal funds sold                                                      -                      2,500,000
Interest-bearing deposits in banks                                700,519                        727,870
Securities available for sale                                 116,585,188                     95,655,464
Securities held to maturity, market value;
    $74,629,518 and $78,959,000                                75,828,633                     75,530,819
Loans held for sale                                             1,080,085                      3,496,948
Loans, less allowance for losses of
    $9,391,545 and $8,402,149                                 613,853,862                    537,907,153
Premises and equipment, net                                    18,869,107                     14,908,373
Interest receivable                                             8,957,966                      6,903,653
Deferred income taxes                                           6,389,762                      6,102,077
Intangible assets                                              11,544,466                      8,610,768
Other assets                                                    1,693,397                      2,564,612
                                                       -------------------             ------------------

                Total assets                               $  903,564,704                  $ 794,696,589
                                                       -------------------             ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                              $  128,564,139                  $ 121,306,023
   Interest-bearing demand                                     79,887,898                     83,643,146
   Savings and money market                                   161,585,222                    136,852,591
   Large denomination certificates of deposit                  54,996,108                     40,751,898
   Other time                                                 356,820,062                    279,456,688
                                                       -------------------             ------------------

                Total deposits                                781,853,429                    662,010,346

Short-term debt                                                34,680,795                     49,420,534
Interest payable                                                5,405,748                      6,013,090
Other liabilities                                               3,859,324                      4,140,536
                                                       -------------------             ------------------
                Total other liabilities                        43,945,867                     59,574,160
                                                       -------------------             ------------------
                Total liabilities                             825,799,296                    721,584,506
                                                       -------------------             ------------------

Commitments and contingencies*

SHAREHOLDERS' EQUITY

   Common stock, no par value 20,000,000                       56,721,679                     56,608,316
      authorized; 9,693,782 shares and 9,663,578
      shares outstanding at September 30, 1996 and
      December 31, 1995
   Undivided profits                                           21,616,094                     15,945,106
   Unrealized gain (loss) on securities available
      for sale                                                   (572,365)                       558,661
                                                       -------------------             ------------------

                Total shareholders' equity                     77,765,408                     73,112,083
                                                       -------------------             ------------------

                Total liabilities and shareholders'
                    equity                                 $  903,564,704                  $ 794,696,589
                                                       -------------------             ------------------




*Standby letters of credit outstanding at September 30, 1996 amounted to $4,183,738 The accompanying notes are an integral part of the consolidated financial statements.

                                     TRIANGLE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED




                                                                    For the three months ended         For the three months ended
                                                                     September 30, 1996                 September 30, 1995



INTEREST INCOME:
   Interest and fees on loans                                                $14,832,091                        $12,396,902
   Securities                                                                  3,015,162                          2,476,896
   Interest bearing deposits                                                       2,765                              8,724
   Interest rate swap                                                             11,299                                  0
  Federal funds sold                                                               6,102                             52,819
                                                                    ---------------------              ---------------------
     Total interest income                                                    17,867,419                         14,935,341

INTEREST EXPENSE:
   Large denomination certificates of deposit                                    777,799                            826,380
   Other deposits                                                              6,757,208                          5,432,891
   Short-term debt                                                               478,690                            414,520
   Other borrowed funds                                                            5,608                             41,078
                                                                    ---------------------              ---------------------
     Total interest expense                                                    8,019,305                          6,714,869

Net interest income                                                            9,848,114                          8,220,472

Provision for loan losses                                                        290,000                             30,000
                                                                    ---------------------              ---------------------
Net interest income after
  provision for loan losses                                                    9,558,114                          8,190,472
NONINTERST INCOME:
    Service charges on deposit accounts                                        1,341,741                          1,080,051
    Other commissions and fees                                                   438,654                            615,409
    Gain (loss) on sale of securities                                             18,229                               (955)
    Gain on sale of foreclosed assets                                                  0                             39,475
    Gain on sale of branch                                                             0                                  0
    Gain on sale of loans                                                         39,524
    Other fee income                                                              70,213                             18,171
    Other operating income                                                       123,638                            119,612
                                                                    ---------------------              ---------------------
     Total noninterest income                                                  2,031,999                          1,871,763
NONINTERST EXPENSE:
    Salaries and employee benefits                                             3,223,803                          3,086,731
    Occupancy expense                                                            684,939                            474,929
    Furniture and equipment expense                                              565,410                            606,890
    Professional fees                                                            343,030                            380,046
    Federal deposit insurance expense                                             42,925                            (10,550)
   Advertising and public relations                                              226,258                            198,141
   Office expenses                                                               182,638                            217,949
   Merger expense                                                                130,913                            101,993
   Amortization of intangible assets                                             336,504                            260,898
   Other operating expense                                                     1,442,400                          1,220,182
                                                                    ---------------------              ---------------------
     Total noninterest expense                                                 7,178,820                          6,537,209
                                                                    ---------------------              ---------------------

Net income before income taxes                                                 4,411,293                          3,525,026

Income tax expense                                                             1,630,000                          1,230,000
                                                                    ---------------------              ---------------------

Net income                                                                    $2,781,293                         $2,295,026
                                                                    =====================              =====================

Primary income per share data:
    Net income                                                                     $0.28                              $0.23
    Average common equivalent shares                                           9,970,869                          9,862,286
Income per share data assuming full dilution:
    Net income                                                                     $0.28                              $0.23
   Average common equivalent shares                                            9,975,938                          9,860,701

Cash dividends declared per share                                                  $0.08                              $0.05



 The accompanying notes are an integral part of the consolidated financial statements.

                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED


                                         For the nine months ended          For the nine months ended
                                                September 30, 1996                 September 30, 1995



INTEREST INCOME:
   Interest and fees on loans                    $42,124,563                        $35,252,713
   Securities                                      8,485,185                          7,238,546
   Interest bearing deposits                           8,862                             10,429
   Interest rate swap                                 58,209                                  -
   Federal funds sold                                 34,081                            349,780
                                       ---------------------              ---------------------
     Total interest income                        50,710,900                         42,851,468


INTEREST EXPENSE:
   Large denomination certificates of deposit      2,208,876                          2,537,705
   Other deposits                                 18,778,325                         14,677,915
   Short-term debt                                 1,583,687                            865,386
   Other borrowed funds                                6,327                            286,108

Total interest expense                 ---------------------              ---------------------
                                                  22,577,215                         18,367,114

Net interest income                               28,133,685                         24,484,354

Provision for loan losses                          1,315,000                            255,000
                                        ---------------------              ---------------------
Net interest income after
  provision for loan losses                       26,818,685                         24,229,354


NONINTEREST INCOME:
    Service charges on deposit accounts            4,085,516                          3,365,764
    Other commissions and fees                     1,355,353                          1,512,390
    Gain (loss) on sale of securities                  6,288                            (97,376)
    Gain on sale of foreclosed assets                 17,908                             63,369
    Gain on sale of branch                           558,133                                  -
    Gain on sale of loans                             39,524                                  -
    Other fee income                                 187,016                            176,642
    Other operating income                           217,190                            276,646
                                       ---------------------              ---------------------
    Total noninterest income                       6,466,928                          5,297,435

NONINTEREST EXPENSE:
    Salaries and employee benefits                 9,444,697                          9,318,268
    Occupancy expense                              1,951,160                          1,415,966
    Furniture and equipment expense                1,778,616                          1,665,423
    Professional fees                                841,619                          1,206,647
    Federal deposit insurance expense                158,295                            669,022
    Advertising and public relations                 655,300                            570,682
    Office expenses                                  603,415                            720,509
    Merger expense                                    189,082                          1,639,963
    Amortization of intangible assets                 981,391                            721,695
    Other operating expense                         4,137,011                          3,653,226
                                        ---------------------              ---------------------
     Total noninterest expense                     20,740,586                         21,581,401
                                        ---------------------              ---------------------

Net income before income taxes                     12,545,027                          7,945,388

Income tax expense                                  4,645,000                          2,705,000
                                        ---------------------              ---------------------

Net income                                         $7,900,027                         $5,240,388
                                        =====================              =====================


Primary income per share data:
    Net income                                          $0.79                              $0.54
    Average common equivalent shares                9,965,151                          9,783,906

Income per share data assuming full dilution:
    Net income                                          $0.79                              $0.54
   Average common equivalent shares                 9,972,809                          9,838,535

Cash dividends declared per share                       $0.23                              $0.12


The accompanying notes are an integral part of the consolidated financial statements.

                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                 SEPT. 30                        SEPT. 30
                                                                                   1996                            1995
                                                                          -----------------------         ----------------------
Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash
 provided (used) by operations:                                                  $     7,900,027              $       5,240,388
Depreciation and amortization                                                          2,346,197                      1,502,270
Accretion of discount on investment securities,
  net of amortization of premiums                                                        200,756                        221,253
Loss (gain) on sale of investments                                                        (6,288)                        97,376

Gain on sale of foreclosed assets                                                        (17,908)                       (63,359)
Fixed asset write-offs                                                                        -                         957,000
Provision for loan losses                                                              1,315,000                        255,000
Change in other assets and liabilities:
    Interest receivable                                                               (2,056,549)                    (3,746,804)
    Deferred tax asset                                                                   203,315                      2,342,975
    Other assets                                                                         558,282                        680,098
     Interest payable                                                                   (750,223)                     2,914,570
    Other liabilities                                                                   (311,212)                     2,442,827
Mortgage loans held for sale:
    Originations                                                                     (16,118,841)                   (13,303,044)
    Sales                                                                             18,535,699                     12,275,278
                                                                             -----------------------         ----------------------

Net cash provided (used) by operating activities                                      11,798,256                     11,815,828
                                                                             -----------------------         ----------------------

Cash flows from investing activities:
Intangibles                                                                                  -                       (4,383,044)
Proceeds from maturities of investment securities available for sale                  12,963,230                     11,390,186
Proceeds from maturities of investment securities held to maturity                    15,710,000                      5,922,242
Proceeds from sales of investment securities available for sale                       26,390,412                     19,613,541
Proceeds from sales of investment securities held to maturity                                  -                              -
Purchases of investment securities available for sale                                (58,872,516)                   (43,894,960)
Purchases of investment securities held to maturity                                  (19,235,157)                   (25,913,401)
Net increase in loans made to customers                                              (74,847,047)                   (98,275,657)
Capital expenditures, bank premises and equipment                                     (4,812,388)                    (8,930,675)
Proceeds from sale of foreclosed assets                                                  364,704                        110,000
Proceeds from sale of fixed assets                                                           -                           41,000
Cash acquired, net of costs, in acquisition                                           41,073,448                            -

                                                                              -----------------------        ----------------------

Net cash used by investing activities                                                (61,265,314)                  (144,320,768)
                                                                              -----------------------        ----------------------

Cash flows from financing activities:
Net increase in interest bearing time deposits                                        48,926,969                            -

Net increase or (decrease) in deposit accounts                                        23,141,016                    115,050,757
Net increase (decrease) in short-term debt                                           (14,739,739)                    12,758,673
Net increase (decrease) in other borrowings                                                  -                          186,262
Proceeds from exercise of stock options and warrants                                     170,167                        417,613
Cash dividends paid                                                                   (2,229,035)                    (1,180,486)
Cash payments for fractional shares                                                                                      (2,720)
Proceeds from stock                                                                      186,015                             -

Repurchase of stock                                                                     (242,818)                            -
                                                                              -----------------------        ----------------------

Net cash provided by financing activities                                              55,212,574                   127,230,099
                                                                              -----------------------        ----------------------

Net increase (decrease) in cash and
    cash equivalents                                                                    5,745,516                    (5,274,841)

Cash and cash equivalents at beginning of period                                        43,016,722                   54,028,116
                                                                              -----------------------         ----------------------
Cash and cash equivalents at end of period                                        $     48,762,238               $   48,753,275
                                                                              =======================         ======================

The accompanying notes are an integral part of the financial statements.

                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
         For the Three and Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


         1.       Financial statement presentation and management representation

                  The consolidated financial statements include the accounts and results of operations of Triangle Bancorp, Inc. and its wholly-owned subsidiary, Triangle Bank. Triangle Bank has two wholly owned subsidiaries, Triangle Bank Leasing Corp., which is inactive, and Triangle Investment Services which provides investment services. All significant intercompany transactions and accounts are eliminated in consolidation.

                  The interim consolidated financial statements as of and for the three and nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly, in all material respects, the consolidated financial position as of September 30, 1996 and 1995, and the results of operations and cash flows for the periods ended September 30, 1996 and 1995. For the period ended September 30, 1996 and September 30, 1995, $189,000 and $1,640,000, respectively, in pre-tax merger expenses were incurred. The results for the interim periods are not necessarily indicative of what results will be for the year ended December 31, 1996.

         2.       Stock-Based compensation

                  Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. As permitted by SFAS 123, the Company has chosen to apply APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with themethod of SFAS 123, the effect on the Company's net income and earnings per share would have been immaterial.

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

                                            TRIANGLE BANCORP, INC.

Date: November 13, 1996                     /s/ Michael S. Patterson
      ------------------                    --------------------------

                                            Michael S. Patterson,
                                            President and CEO


Date: November 13, 1996                     /s/ Debra L. Lee
      -----------------                     -----------------
                                            Debra L. Lee,
                                            Chief Financial Officer

                             TRIANGLE BANCORP, INC.
                                  EXHIBIT TABLE


                                                                       PAGE

(19)     Report furnished to security holders

(27)     Financial Data Schedule