Form 10-K
period 1996-12-31
TRIANGLE BANCORP INC
filed 1997-03-25
CIK 885576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


 X  ANNUAL REPORT UNDER Section 13 or 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 1996

    TRANSITION REPORT Pursuant to Section 13 or 15(d) of THE SECURITIES EXCHANGE ACT of 1934


Commission File Number 0-21346


                             TRIANGLE BANCORP, INC.
             (Exact Name of Registrant as specified in its Charter)


         NORTH CAROLINA                                       56-1764546
  (State or other jurisdiction                              (I.R.S. Employer
         of incorporation)                                  Identification No.)

        4300 Glenwood Avenue
      Raleigh, North Carolina                                      27612
(Address of principal executive offices)                         (Zip Code)

                                 (919) 881-0455
               (Registrant's Telephone Number Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock - No Par Value
                                (Title of Class)

                  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

                  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997, based upon the average of the bid and ask price of the Common Stock ($19.75) on March 12, 1997, was approximately $186,054,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 1997, 10,478,605 shares of no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
                  The definitive Proxy Statement for the 1997 Annual Shareholders Meeting (the "Proxy Statement") is incorporated by reference into
Part III hereof.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

                  Triangle Bancorp, Inc. (the "Corporation") was incorporated under the laws of North Carolina on November 27, 1991 for the purpose of becoming a one-bank holding company. The Corporation acquired Triangle Bank (the "Bank") in August 1992 as part of the reorganization of the Bank into a one-bank holding company structure. Pursuant to the reorganization, the former shareholders of the Bank became shareholders of the Corporation. The Bank is the Corporation's only subsidiary and the Corporation holds all of the outstanding stock of the Bank. To date, the Corporation has not engaged in any material activities other than its ownership of the Bank.

                  As a bank holding company, the Corporation's primary business is that of owning the capital stock of the Bank and promoting the general development of its business. At December 31, 1996, the consolidated assets of the Corporation and the Bank were approximately $971 million.

RECENT AND PENDING ACQUISITIONS

                  On October 24, 1996, Granville United Bank ("Granville"), a commercial bank organized under the laws of the state of North Carolina, was merged into the Bank and added three branch offices and $60 million in assets to the Bank. This acquisition was accounted for using the pooling-of-interests method of accounting, therefore, all historical information has been restated to reflect the operations of the Bank and Granville combined. As a result, the Corporation's total assets and net income as of and for the year ended December 31, 1995, have been restated from $795 million to $854 million, and from $7.4 million to $7.9 million, respectively.

                  In January 1996, the Corporation completed the purchase of four branch offices and approximately $55 million in deposits of Raleigh Federal Savings Bank from First Union National Bank of North Carolina ("First Union"). The Bank also completed a branch swap transaction which included divesting of net deposits of $3.7 million during 1996. These transactions were accounted for as purchases, therefore, the operations of these branches are reflected from the date of purchase.

                  In October 1996, the Corporation signed an agreement to sell two offices, both located in Sanford, North Carolina to Raleigh-based NB Acquisition Corp. The agreement has a to-be-formed bank purchasing all of the deposits of these offices, estimated at $27 million, and certain assets, both fixed assets and loans, valued at approximately $10 million, as of December 31, 1996. The transaction is expected to be completed in the second quarter of 1997.

                  In addition, it is anticipated that the Corporation will continue to investigate and hold discussions and negotiations in connection with possible acquisitions of, or combinations with, other banks and financial service entities. As of the date hereof, the Corporation has not entered into any agreements or understandings with respect to any such transactions other than the divestiture previously discussed.

BUSINESS OF THE BANK

                  The Bank, headquartered in Raleigh, North Carolina, is chartered as a state bank under the laws of the State of North Carolina and is a member of the Federal Reserve System (the "Federal Reserve"). Deposit insurance is provided by the Bank Insurance Fund ("BIF") of the FDIC. The sole business of the Bank is to provide banking services to businesses and individuals in the communities it serves through 44 branches in eastern North Carolina. The Bank primarily serves small and medium-sized businesses as well as consumers within its markets.

                  The Bank began business on January 4, 1988. On June 30, 1991, Enterprise Bancorp, Inc., a North Carolina bank holding company, and its wholly-owned subsidiary, Enterprise Bank, National Association, merged into the Bank, adding approximately $34 million in assets to the Bank. On December 28, 1993, New East Bancorp, a North Carolina holding company, and its wholly-owned subsidiaries, New East Bank of the Albemarle, New East Bank of the Cape Fear, New East Bank of Goldsboro, New East Bank of Greenville and New East Bank of New Bern, merged into the Bank, adding seven branches and approximately $131 million in assets to the Bank. The Bank merged with Columbus National Bank, Standard Bank and Trust, Unity Bank and Trust Co. and The Village Bank as well as acquiring three branch offices from NationsBank during 1995, adding approximately $409 million in assets. The Bank's wholly owned subsidiary, Unity Financial Services (acquired through Unity Bank and Trust Co. merger), changed its name to Triangle Investment Services in October 1995. This subsidiary provides discount brokerage services. As discussed above, the Bank merged with Granville, acquired four branches from First Union and completed a branch swap transaction during 1996.

                  BANKING SERVICES. The Bank offers a wide range of banking services, including acceptance of deposits, checking services, debit cards, 24 hour phone access to account information, commercial and consumer loans, mortgages, real estate development and construction loans, safe deposit boxes, and credit cards. The Bank offers its customers fully-automated, 24-hour teller machines ("ATMs"). This service is provided by ATM machines at selected branch locations and by giving the Bank's customers access to the ATM network of the Cirrus system and the HONOR system, which operate ATMs in many states.

                  DEPOSITS. The Bank offers a variety of deposit accounts, including savings, checking and time deposits of various types ranging from daily "money market" accounts to longer-term certificates of deposit. Retirement accounts, such as Individual Retirement Accounts, are also offered. The Bank seeks to maintain stability in its deposits by establishing direct relationships with its depositors. Therefore, the Bank has not accepted brokered deposits. At December 31, 1996, the Bank had deposits of approximately $848 million.

                  LENDING ACTIVITIES. The Bank offers a wide range of consumer, commercial real estate development, construction, and mortgage loans to small to medium-sized businesses and to individuals. Loans are generally secured by real property, equipment, inventory, accounts receivable, or other assets. In addition, the Bank often obtains personal guarantees from the owners of the businesses to which loans are extended. The Bank's lending policies are established and periodically reviewed by its Board of Directors. Loan policies are also subject to the regulations of federal and state bank regulators.

                  Real estate loans constituted the largest portion of the Bank's loans. Real estate loans include both loans to businesses to finance or refinance real estate used for the business and loans to individuals for residential real estate. Commercial loans include credit lines for working capital, short-term seasonal, or inventory financing as well as longer term loans. The Bank also offers residential real estate, construction, and land development loans to developers and builders. Finally, the Bank offers consumer loans to individuals, but such loans constitute the least significant portion of its loans on a percentage basis.

                  The residential real estate development and construction industries have accounted for approximately 8% of the Bank's loans. In addition, when loans that are substantially secured by real estate are taken into account, loans secured in full or in part by real estate constitute approximately 63% of the outstanding loans of the Bank. The Bank closely monitors its loan portfolio and believes its current loan loss reserves adequately reflect problem loans that have been identified to date.

                  INVESTMENTS. The Bank seeks to maintain liquidity by maintaining investments in liquid securities. Currently, investments include primarily United States Treasury obligations and federal agency and municipal securities. At December 31, 1996, the average maturity of the Bank's available for sale and held to maturity investment portfolios were approximately 39 and 38 months, respectively.

                  COMPETITION. Commercial banking in North Carolina is extremely competitive, due in large part to statewide branching. Currently, many of the Bank's competitors are significantly larger and have greater resources than the Bank. The Bank continues to encounter significant competition from a number of sources, including bank holding companies, commercial banks, thrift and savings and loan institutions, credit unions, and other financial institutions and financial intermediaries. Among commercial banks, the Bank competes in its market area with some of the largest banking organizations in the state, several of which have as many as 200 to 300 branches in North Carolina and billions in assets. The Bank also competes for interest-bearing funds with a number of investment alternatives, including brokerage firms, "money-market" mutual funds, insurance companies, government and corporate bonds, and other securities. Competition with the Bank is not limited to financial institutions based in North Carolina. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Bank's competitors. Consequently, many of the Bank's competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers, such as trust services that the Bank does not offer. As a result of the interstate banking legislation, the Bank's market is open to future penetration by banks located in other states provided the other state allows acquisitions of its banking institutions by North Carolina banking institutions, thereby increasing competition. To date, there is interstate branching among banks in North Carolina, Virginia, South Carolina and Tennessee.

                  The management of the Bank believes banks compete in the following areas: convenience of location, interest rates for deposits and loans, types of accounts and services offered, and quality of the personnel providing services. In its early years, the Bank sought to attract depositors and borrowers primarily through offering competitive interest rates for both loans and deposits. More recently, the Bank has determined to compete primarily through the quality of its services and experience of its personnel. The Bank endeavors to provide quality service by operating centrally-located branches, staffed with experienced bank personnel. The Bank offers a variety of accounts and loans comparable to those offered by other banks. The Bank also relies on the personal contacts of its officers and directors to attract depositors and borrowers in its target market of small to medium-sized businesses. In addition to its central Board of Directors, the Bank has established local boards of directors in most of the communities served to promote contacts in the business communities.

                  EMPLOYEES. At December 31, 1996, the Corporation employed 312 full-time employees and 115 part-time employees. None of its employees are covered by a collective bargaining agreement. The Corporation believes its relationship with its employees to be good.

                  The Bank has a 401(k) plan for substantially all employees. The Corporation has a qualified incentive stock option plan for key officers and employees of the Corporation and its subsidiaries, and a non-qualified stock option plan for directors and certain officers of the Corporation and its subsidiaries. The Corporation also has an employee stock purchase plan which allows employees to purchase the Corporation's stock through payroll deductions. This plan is proposed to be amended to allow such purchases to be made at a

15% discount from the stock's fair market value. The Bank also has change of control agreements and employment agreements that contain "change of control" provisions with certain officers that would benefit such officers in the event of a change of control of the Corporation and its subsidiaries.



PROPERTIES
                  The following table sets forth the location of the Bank's main office and its branch offices, as well as certain information relating to these offices as of December 31, 1996. There are no encumbrances on any of the owned facilities. The Bank believes its facilities are adequate for its business needs.

                                                              Year              Approximate               Owned or
                  Office Location                             Opened            Sq. Footage               Leased

MAIN OFFICE
                  4300 Glenwood Avenue                        1996                  27,000                Owned
                  Raleigh, NC   27612

BRANCH OFFICES

                  Hwy. 264                                    1990                   2,293                Owned
                  Bailey, NC    27807

                  301 W. Main Street                          1990                   4,315                Owned
                  Battleboro, NC    27809

                  400 South Wall Street                       1993                   2,500                Owned
                  Benson, NC    27504

                  505 W. Main Street                          1987                   1,500                Owned
                  Carrboro, NC    27510

                  215 East Chatham Street                     1988                   2,050                Owned
                  Cary, NC   27511

                  101 Advent Court                            1994                   3,200                Owned
                  Cary, NC   27511

                  77 S. Elliott Road                          1982                  13,300                Leased
                  Chapel Hill, NC   27514

                  11460 U.S. 15-501 N.                        1984                   1,960                Leased
                  Chapel Hill, NC   27514

                  442 E. Main Street                          1996                   2,450                Leased
                  Clayton, NC   27520

                  608 North Main Street                       1995                   2,580                Owned
                  Creedmoor, NC    27522





                                                              Year             Approximate                Owned or
                  Office Location                             Opened              Sq. Footage             Leased


                  1100 West Broad Street                      1991                  10,000                Owned
                  Dunn, NC    28335

                  3412 Westgate Drive                         1986                  10,000                Owned
                  Durham, NC   27707

                  991 S. McPherson Church Rd.                 1989                   3,200                Owned
                  Fayetteville, NC   28303

                  123 Rowan Street                            1996                   1,700                Owned
                  Fayetteville, NC   28303

                  1381 North Main Street                      1989                   3,160                Owned
                  Fuquay-Varina, NC   27529

                  1027 Highway 70 West                        1989                   3,000                Leased
                  Garner, NC    27529

                  106 North Spence Avenue                     1989                   9,928                Building Owned;
                  Goldsboro, NC    27534                                                                  Ground Leased

                  2310 Charles Street                         1990                  12,500                Owned
                  Greenville, NC     27858

                  2100 W. Arlington Blvd.                     1996                   2,500                Owned
                  Greenville, NC   27858

                  207 W. Main Street                          1995                   5,500                Leased
                  Havelock, NC    28532

                  Hwy. 421 and Old West Road                  1992                   2,500                Owned
                  Lillington, NC     27546

                  Nash & Railroad Street                      1990                   2,186                Owned
                  Middlesex, NC    27557

                  215 N. Center Street                        1996                   2,400                Leased
                  Mount Olive, NC  28365

                  343 W. Washington Street                    1993                   1,560                Bldg. Owned
                  Nashville, NC   27856                                                                   Land Leased

                  1801 S. Glenburnie Road                     1991                   2,500                Owned
                  New Bern, NC   28562




                                                              Year                Approximate             Owned or
                  Office Location                             Opened              Sq. Footage             Leased


                  1307 U.S. Hwy 70E                           1996                   1,200                Bldg. Owned
                  New Bern, NC   28562                                                                    Land Leased

                  109 Hillsboro Street                        1990                   6,800                Leased
                  Oxford, NC   27565

                  703 Linden Avenue                           1991                   1,344                Owned
                  Oxford, NC   27565

                  2127 Clark Avenue                           1992                   2,050                Owned
                  Raleigh, NC    27608

                  4800 Six Forks Road                         1988                  11,100                Leased
                  Raleigh, NC   27609

                  6408 Falls of Neuse Rd.                     1996                   2,500                Owned
                  Raleigh, NC    27615

                  Hwy. 43                                     1990                   1,305                Leased
                  Red Oak, NC    27868

                  450 N. Winstead Avenue                      1992                  12,996                Owned
                  Rocky Mount, NC    27804

                  129 South Steele Street                     1992                   7,137                Leased
                  Sanford, NC    27330

                  2800 Williams Street                        1994                  1,850                 Leased
                  Sanford, NC   27330

                  810 S. Main Street                          1990                   4,194                Owned
                  Scotland Neck, NC     27874

                  200 Main Street                             1990                   3,280                Owned
                  Seaboard, NC    27876

                  Main Street & Hwy. 301S                     1990                     833                Owned
                  Sharpsburg, NC     27878

                  102 E. Branch Street                        1990                   3,533                Owned
                  Spring Hope, NC    27882

                  325 Main Street                             1995                   5,200                Leased
                  Tarboro, NC   27886




                                                              Year                Approximate             Owned or
                  Office Location                             Opened              Sq. Footage             Leased


                  100 Hope Lodge Street                       1995                   1,500                Leased
                  Tarboro, NC    27886

                  100 East Main Street                        1974                   5,250                Owned
                  Whiteville, NC   28472

                  221 W. Williamson Street                    1974                     851                Owned
                  Whiteville, NC    28472

                  4008 Oleander Drive                         1992                  2,500                 Leased
                  Wilmington, NC    28403


                  In addition, the Bank owns an approximate 13,100 square foot operations center in Selma, North Carolina.

GOVERNMENTAL REGULATION

                  GENERAL. Holding companies, banks and many of their nonbank affiliates are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations affecting the Corporation and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Corporation's business. Supervision, regulation and examination of the Corporation and the Bank by the bank regulatory agencies are intended primarily for the protection of the Bank's depositors rather than holders of the common stock of the Corporation.

                  Congress has approved legislation which permits adequately capitalized and managed bank holding companies to acquire control of a bank in any state (the "Interstate Banking Law"). Existing state laws setting minimum age restrictions on target banks can be retained, so long as the age requirement does not exceed five years. Acquisitions will be subject to anti-trust provisions that cap at 10% the portion of the United States' bank deposits a single bank holding company may control, and cap at 30% the portion of a state's deposits a single bank holding company may control. States have the authority to waive the 30% cap.

                  Under the Interstate Banking Law, beginning on June 1, 1997, banks also will be permitted to merge with one another across state lines, subject to concentration, capital and Community Reinvestment Act requirements and regulatory approval. A state can authorize mergers earlier than June 1, 1997 (as have North Carolina, Virginia, South Carolina and Tennessee among others), or it can opt out of interstate branching by enacting legislation before June 1, 1997. Effective with the date of enactment, a state can also choose to permit out-of-state banks to open new branches within its borders. In addition, if a state chooses to allow interstate acquisition of branches, then an out-of-state bank also may acquire branches by merger.

                  Interstate branches that primarily siphon off deposits without servicing a community's credit needs will be prohibited. If loans are less than 50% of the average of all institutions in the state, the branch will be reviewed to see if it is meeting community credit needs. If it is not, the branch may be closed and the bank may be restricted from opening a new branch in the state.


                  HOLDING COMPANY REGULATION

                  GENERAL. The Corporation is a holding company registered with the Federal Reserve under the Bank Holding Company Act (the "BHC Act"). As such, the Corporation and its subsidiary are subject to the supervision, examination and reporting requirements contained in the BHC Act and the regulation of the Federal Reserve. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, (iii) acquiring all or substantially all of the assets of any bank or
(iv) merging or consolidating with any other bank holding company.

                  The BHC Act generally prohibits a bank holding company, with certain exceptions, from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be closely related to banking, or managing or controlling banks, as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of bank holding companies. Pursuant to delegated authority, the Federal Reserve Bank of Richmond has authority to approve certain activities of holding companies within its district, including the Corporation, provided the nature of the activity has been approved by the Federal Reserve. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

                  Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve on any extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or securities thereof and the acceptance of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

                  The Federal Reserve may issue cease and desist orders against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve also regulates certain debt obligations, changes in control of bank holding companies and capital requirements.

                  Under the provisions of the North Carolina law, the Holding Company is registered with and subject to supervision by the North Carolina Commissioner of Banks (the "Commissioner").

                  CAPITAL REQUIREMENTS. The Federal Reserve has established risk-based capital guidelines for bank holding companies and state member banks based on the capital framework for international banking organizations developed by the Basle Committee on Banking Regulations and Supervisory Practices. The minimum standard for the ratio of capital to risk-weighted assets (including certain off balance sheet obligations, such as standby letters of credit) is 8%. At least half of this capital must consist of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items ("Tier I capital"). The remainder ("Tier 2 capital") may consist of a limited amount of other preferred stock, subordinated debt and a limited amount of loan loss reserves.

                  The Federal Reserve also has adopted a minimum (leverage) ratio of Tier 1 capital to total assets of 4%. The 4% Tier 1 capital to total assets ratio constitutes the leverage standard for bank holding companies and state member banks, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations. In proposing such standards, the Federal Reserve emphasized that in all cases the suggested standards are supervisory minimums and that an institution would be permitted to maintain such minimum levels of capital only if it were a strong banking organization, rated composite one under the CAMEL rating system for banks or the BOPEC rating system for bank holding companies. The Federal Reserve noted that most expansion-oriented banking organizations have maintained leverage capital ratios of between 4% and 5% of total assets, and it is likely that these ratios will be applied to the Corporation. At December 31, 1996, the Corporation had not been advised by the Federal Reserve of a minimum leverage capital ratio requirement specifically applicable to it.

                  As of December 31, 1996 the Corporation had Tier I risk-adjusted, total regulatory capital and leverage capital of approximately 11.0%, 12.2% and 8.2%, respectively, all in excess of the minimum requirements.

BANK REGULATION

                  The Bank is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by the Commissioner and the Federal Reserve. The Federal Reserve and the Commissioner regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations, and other similar corporate actions, and to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The Federal Reserve and the Commissioner regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, issuances of securities, capital adequacy, loss reserves, and compliance with the CRA and other laws and regulations. Interest and certain other charges collected and contracted for by the banks are also subject to state usury laws and certain federal laws concerning interest rates.

                  The deposit accounts of the Bank are insured by the BIF of the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations and conducts periodic examinations, requires the filing of reports, and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies, and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer, or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties, or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.


                  Although the Corporation is not subject to any direct legal or regulatory restrictions on dividends (other than the requirements under the North Carolina corporation laws that a distribution may not be made if after giving it effect the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation's total assets would be less than its liabilities), the Corporation's ability to pay cash dividends is dependent upon the amount of dividends paid by its subsidiary. The ability of the Bank to pay dividends to the Corporation is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level. Federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment is deemed to constitute an unsafe and unsound practice.

                  Like the Corporation, the Bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the Bank are the same as required for the Corporation. At December 31, 1996, the Bank had Tier I risk-adjusted, total regulatory capital and leverage capital of approximately 10.8%, 12.1% and 8.1% respectively, all in excess of the minimum requirements.

                  The Bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1997, the FDIC adopted a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution's average assessment base, applicable to institutions insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is based on whether the institution is considered "well capitalized", "adequately capitalized" or "under capitalized", as such terms are defined in the applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The FDIC also is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States

Treasury Department and, beginning in 1997, all banks will pay additional annual assessments at the rate of .013%. Effective January 1, 1999, there will be a merger of the SAIF and the BIF insurance funds of the FDIC. One of the principal issues is the amount of additional funds needed to recapitalize the SAIF prior to the merger. In September 1996, a one-time special assessment was levied on SAIF-insured deposits (including such deposits held by commercial banks) at the rate of .657% on all SAIF-insured deposits held as of March 31, 1995. The Bank has no SAIF-insured deposits and therefore was not subject to the assessment. It cannot be predicted as to whether any further assessments will be made on BIF-insured banks.

                  Banks are subject to the Community Reinvestment Act of 1977 ("CRA"). Under the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution,
(iii) establish a new branch office that will accept deposits, (iv) relocate an office or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.


MONETARY POLICY AND ECONOMIC CONTROLS

                  The Corporation and the Bank are directly affected by government policy and by regulatory measures affecting the banking industry in general. Of primary importance is the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), whose actions directly affect the money supply and, in general, affect banks' lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve Board regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

                  Deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks have eliminated minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these specific actions and, in general, the deregulation of deposit interest rates have generally increased banks' cost of funds and made them more sensitive to fluctuations in money market rates. In view of the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank or the Corporation. As a result, banks, including the Bank, are facing a significant challenge to maintain acceptable net interest margins.


GUIDE 3 DISCLOSURES

                  The following schedule is provided as an index to the disclosure requirements under Guide 3 of the Guides for the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934.

                                                                    REFERENCE TO
                                                                     FORM 10-K
INDEX TO GUIDE 3 DISCLOSURES                                           TABLE            PAGE
I.       DISTRIBUTION OF ASSETS, LIABILITIES
         AND SHAREHOLDERS' EQUITY; INTEREST
         RATES AND INTEREST DIFFERENTIAL

         (A)      Average Balance Sheets                               1                15

         (B)      Net Interest Income Analysis                         1                15

         (C)      Net Interest Income and Volume/Rate
                  Variance                                             2                16


II.      SECURITIES PORTFOLIO

         (A)      Book Value of Securities                             4                23

         (B)      Securities by Maturity                               4                21

         (C) This item is not applicable since no items exist that relate to this disclosure

III.     LOAN PORTFOLIO

         (A)      Types of Loans                                       3                17

         (B)      Maturities and Sensitivity of Loans to
                  Changes in Interest Rates                            3                17


         (C)      Risk Elements                                        3                19

                  Management's policy is to discontinue the accrual of interest and reverse unpaid interest when management deems that collection of additional interest is doubtful.

         (D) This item is not applicable since no items existed from inception through December 31, 1996 that related to the disclosures of this item.


                                                                   REFERENCE TO
                                                                     FORM 10-K
INDEX TO GUIDE 3 DISCLOSURES                                           TABLE            PAGE


IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         (A)      Analysis of Allowance for Loan  Losses               3                18

         (B)      Allocation of the Allowance for Loan
                  Losses                                               3                19


V.       DEPOSITS

         (A)      Average Deposits and Rates paid                      1                15

                  Items B, C and E are not applicable


         (D)      Outstanding balances and maturities
                  of certificates of deposits in
                  amounts of $100,000 or more as
                  of December 31, 1996                                 5                24

VI.      RETURN ON EQUITY AND ASSETS                                   7                26

VII.     SHORT-TERM BORROWINGS                                         6                25

VIII.    INTEREST SENSITIVITY TABLE                                    8                26



                                                                                                                             TABLE 1

                                                                           INTEREST INCOME AND AVERAGE BALANCES
                                                                                  (Dollars in Thousands)


                                                      1996                          1995                          1994
                                        -------------------------------  ---------------------------- ------------------------------
                                         Average     Interest  Average   Average   Interest  Average   Average   Interest  Average
                                         Balance    Inc/Exp.  Yld/Rate   Balance   Inc/Exp.  Yld/Rate  Balance   Inc/Exp.  Yld/Rate
                                        -------------------------------  ---------------------------- ------------------------------

INTEREST EARNING ASSETS
Taxable Investment Securities           $ 207,641   $  12,521   6.03%   $ 180,870 $ 11,044    6.11%  $ 165,479 $    9,184    5.55%
Non-Taxable Investment Securities*         16,806         884   5.26%       9,884      488    4.94%     11,054        575    5.20%
Federal Funds Sold                          4,121         222   5.39%       8,215      472    5.75%     12,207        508    4.16%
Interest Bearing Deposits with Banks          775          60   7.74%       1,748      112    6.41%      2,692        178    6.61%
Loans, net**                              616,390      59,179   9.60%     512,247   50,125    9.79%    443,270     40,020    9.03%
Total Interest Earning Assets             845,733      72,866   8.62%     712,964   62,241    8.73%    634,702     50,465    7.95%

NONINTEREST EARNINGS ASSETS
Cash and Due from Banks                    32,539                          30,071                       29,377
Premises and Equipment, Net                18,106                          12,281                       11,764
Interest Receivable and Other              29,187                          27,301                       26,034
Unrealized Loss on Securities
     Available for Sale                      (364)                           (275)                        (362)
Total Noninterest Earning Assets           79,468                          69,378                       66,813
TOTAL ASSETS                            $ 925,201                       $ 782,342                    $ 701,515

INTEREST BEARING LIABILITIES
Demand Deposits                         $  84,097       1,109    1.32%  $  86,022    1,658    1.93%  $  87,510      1,734    1.98%
Savings Deposits                          166,831       5,501    3.30%    129,814    4,382    3.38%    127,158      3,618    2.85%
Time Deposits                             422,586      24,128    5.71%    348,513   19,625    5.63%    298,699     12,914    4.32%
Borrowed Funds                             35,652       1,872    5.25%     24,572    1,475    6.00%     25,038      1,598    6.38%
Total Interest Bearing Liabilities        709,166      32,610    4.60%    588,921   27,140    4.61%    538,405     19,864    3.69%

NONINTEREST BEARING LIABILITIES
Demand Deposits                           122,765                         109,486                       88,708
Interest Payable and Other                 10,383                          10,013                        7,059
Total Noninterest Bearing Liabilities     133,148                         119,499                       95,767
TOTAL LIABILITIES                         842,314                         708,420                      634,172

STOCKHOLDERS' EQUITY                       82,887                          73,922                       67,343
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $ 925,201                       $ 782,342                    $ 701,515

INTEREST RATE SPREAD                                             4.02%                         4.12%                          4.26%


NET YIELD ON INTEREST-BEARING
   ASSETS                                           $  40,256    4.76%           $  35,101     4.92%              $  30,601   4.82%


*Yield is not computed on a tax equivalent basis.      **Includes non-accrual loans and loans held for sale.


                                                                                                                             TABLE 2

                                                             RATE/VOLUME VARIANCE ANALYSIS
                                                                     (IN THOUSANDS)



                                                           1996 COMPARED TO 1995          1995 COMPARED TO 1994
                                                           ----------------------        -----------------------
                                                                      VARIANCE                       VARIANCE
                                                                   ATTRIBUTABLE TO                ATTRIBUTABLE TO
                                                                  ------------------            --------------------
                                                       INTEREST                      INTEREST
                                                       INCOME                        INCOME
                                                       EXPENSE                       EXPENSE
                                                       VARIANCE   RATE      VOLUME   VARIANCE      RATE     VOLUME

INTEREST EARNING ASSETS
Taxable Investment Securities                         $ 1,477    $ (139)   $ 1,616    $ 1,860    $  965    $  895
Non-Taxable Investment Securities                         396        34        362        (87)      (28)      (59)
Federal Funds Sold                                       (250)      (28)      (222)       (36)      159      (195)
Time Deposits                                             (52)       20        (72)       (66)       (5)      (61)
Loans, net                                              9,054      (961)    10,015     10,105     3,538     6,567
TOTAL INTEREST EARNINGS ASSETS                        $10,625   $(1,074)   $11,699    $11,776    $4,629    $7,147

INTEREST BEARING LIABILITIES
Demand Deposits                                        $ (549)  $  (513)    $  (36)   $   (76)   $  (47)   $  (29)
Savings Deposits                                        1,119      (104)     1,223        764       687        77
Time Deposits                                           4,503       277      4,226      6,711     4,326     2,385
Borrowed Funds                                            397      (203)       600       (123)      (94)      (29)
TOTAL INTEREST BEARING LIABILITIES                     $5,470   $  (543)    $6,013    $ 7,276    $4,872    $2,404



                                                                                                                             TABLE 3


                                                                           LOANS
                                                                      (In Thousands)

                                                                                           At December 31,
ANALYSIS OF LOANS:                                                      1996       1995       1994       1993       1992

Commercial, Financial and Agricultural                                $155,559   $154,479   $148,367 $  132,191  $  91,985
Real Estate, Construction and Land Development                          54,331     46,925     57,038     38,567     25,820
Real Estate, Mortgage                                                  322,616    254,066    178,388    158,441    115,169
Real Estate, Equity Lines of Credit                                     35,055     30,915     25,710     23,135     15,607
Installment Loans to Individuals                                        76,170     72,850     57,632     51,309     26,764
Other                                                                    5,702      9,157      9,938      2,598      4,747
TOTAL                                                                 $649,433   $568,392   $477,073 $  406,241  $ 280,092




                                                 ANALYSIS OF CERTAIN LOAN MATURITIES AT DECEMBER 31, 1996
                                                                      (In Thousands)

                                                                                 Real Estate
                                                          Commercial             Construction
                                                          Financial              and Land
                                                          & Agricultural         Development              TOTAL
                                                          ---------------------------------------------------------

Due within One Year                                       $ 69,595               $ 27,249               $ 96,844
Due after One Year-Five Years
               Fixed Rate                                   21,505                  1,425                 22,930
              Variable Rate                                 59,037                 24,310                 83,347

               TOTAL                                        80,542                 25,735                106,277
Due after Five - Ten Years
                Fixed Rate                                   1,289                    340                  1,629
                Variable Rate                                4,133                  1,007                  5,140

                TOTAL                                        5,422                  1,347                  6,769

                TOTAL                                     $155,559               $ 54,331               $209,890



                                                                                                                 TABLE 3 (CONTINUED)


                                                     RESERVE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
                                                                  (Dollars in Thousands)

                                                                                      At December 31

Analysis of Reserve for Loan Losses:                           1996          1995          1994       1993         1992

Beginning Balance                                          $      8,685     $  9,261    $ 10,912    $  4,698      $4,463
Deduct Charge-Offs:
     Commercial, Financial and Agricultural                         850        1,258       1,625         686         864
     Real Estate, Construction and Land Development                --           --         1,151          77          93
     Real Estate, Mortgage                                          220          358         156         135         747
     Installment to Individuals                                     676          407         505         200         232
     Other                                                         --              2           7        --            13
TOTAL                                                             1,746        2,025       3,444       1,098       1,949
Add Recoveries:
     Commercial, Financial and Agrricultural                        591          748         196         184          94
     Real Estate, Construction and Land Development                --              7          12           0          36
     Real Estate, Mortgage                                           43          136         195          20         100
     Installment to Individuals                                     140          130          42          62          49
TOTAL                                                               774        1,021         445         266         279
Net Charge-Offs                                                     972        1,004       2,999         832       1,670
Additions Charged to Operations                                   2,100          428       1,250       2,147       1,905
Provision for acquired loans                                        (98)        --            98         110        --
Allowance acquired                                                 --           --          --         4,789        --
Ending Balance                                            $       9,715     $  8,685      $9,261    $ 10,912     $ 4,698
Ratio of Net Charge-Offs During the Period to
     Average Loans outstanding during the period                   0.16%       0.20%       0.68%       0.27%       0.63%



                    ALLOCATION OF THE RESERVE FOR LOAN LOSSES
                                 At December 31,

                             (Dollars in Thousands)




                                         1996                     1995                    1994
                                                Percent of              Percent of              Percent of
                                                loans in each           loans in each           loans in each
                                                Category to             Category to             Category to
                                        Amount  Total loans   Amount    Total loans   Amount    Total loans
Commercial, Financial and
       Agricultural                     3,670      23.95%   $ 3,296       27.18%     $ 3,310       31.10%

Real Estate, Construction and
       Land Development                    151      8.37%       245        8.26%          645     11.96%

Real Estate, Mortgage                    1,780      49.67%    1,719        44.70%       2,563      37.39%

Real Estate, Equity Lines of Credit        359      5.40%       306        5.44%          250      5.39%

Installment Loans to Individuals         1,150      11.73%    1,097        12.82%         917     12.08%


Other                                       51      0.88%        68        1.60%           21      2.08%

Unallocated                              2,554       0.00%    1,954        0.00%        1,555      0.00%

TOTAL                                $  9,715      100.00%  $ 8,685         100%     $ 9,261      100.00%






                                             1993                     1992
                                                   Percent of               Percent of
                                                   loans in each            loans in each
                                                   Category to              Category to
                                         Amount    Total loans    Amount    Total loans
Commercial, Financial and
       Agricultural                     $ 4,380       32.54% $     1,372       32.84%

Real Estate, Construction and
       Land Development                     605        9.49%         584        9.22%

Real Estate, Mortgage                     3,017       39.00%        1,451      41.12%

Real Estate, Equity Lines of Credit         241        5.69%           74      5.57%

Installment Loans to Individuals            763       12.63%          264      9.56%

Other                                        18        0.65%           20      1.69%

Unallocated                               1,888        0.00%          933      0.00%

                                        $ 10,912      100.00% $     4,698      100.00%
TOTAL


                                                                                  TABLE 3 (CONTINUED)

====================================================================================================================================
                                                      ANALYSIS OF NONPERFORMING ASSETS
                                                               (In Thousands)

                                                                                    At December 31,

                                                             1996    1995       1994     1993         1992
                                                         ---------------------------------------------------

       Nonaccrual Loans                                   $1,666    $ 1,532   $  1,738  $ 3,849    $   934
       Loans contractually past due 90 or more days as
             to principal or interest                      2,107      1,033      1,028      220        892
       Foreclosed Assets                                     507        499        799    1,859      2,742
                                                         ---------------------------------------------------
                                                          $4,280   $  3,064   $  3,565  $  5,928   $ 4,568
                                                         ===================================================



====================================================================================================================================

                                      -20-

                                                                         TABLE 4


================================================================================
                                   SECURITIES

                                                                (Dollars in Thousands)


                                                     BOOK VALUE AT DECEMBER 31, 1996
------------------------------------------------------------------------------------------------------------------------------------

                                                     Due After    Due After
                                                      One Year   Five Years
                                        Due in One    Through      Through     Due After               Market        Average
                                       Year or Less  Five Years   Ten Years    Ten Years    Total      Value     Maturity In Years
                                      ----------------------------------------------------------------------------------------------
AVAILABLE FOR SALE

U.S. Treasury Securities                 $35,906     $80,797                               $116,703   $116,892     1.31
U.S. Agencies                              1,089      2,887                  $    737         4,713      4,648     4.81
Mortgage Backed Securities                              -      $     611        3,425         4,036      3,972    13.93
State and Political Subdivisions             607        466          619       12,679        14,371     14,341     6.04
Collateralized Mortgaged Obligations                                 502        1,643         2,145      2,108    12.68
Other Investments                                                               4,125         4,125      4,125

                                      ----------------------------------------------------------------------------------------------
Total                                    $37,602    $ 84,150      $1,732     $  22,609     $146,093   $146,086     7.75
                                      ==============================================================================================

HELD TO MATURITY

U.S. Agencies                          $  26,876     $39,356   $   3,857     $   2,045     $ 72,134   $ 72,583      4.83
State and Political Subdivisions           1,026       3,725       3,803         4,109       12,663     12,918      5.9
Mortgage Backed Securities                 1,173       4,214         875         2,449        8,711      8,564      5.75
Collateralized Mortgaged Obligations                               2,037         1,013        3,050      3,025     15.67
Other Investments                            -           554                                    554        577      3.7

                                      ----------------------------------------------------------------------------------------------
Total                                  $  29,075    $ 47,849    $ 10,572     $   9,616       $97,112  $ 97,667      7.16
                                      ==============================================================================================

====================================================================================================================================

===========================================================================
                                   SECURITIES

                  WEIGHTED AVERAGE YIELDS* AT DECEMBER 31, 1996


                                                            Due After     Due After
                                                             One Year    Five Years
                                            Due in One       Through       Through     Due After
                                           Year or Less     Five Years    Ten Years    Ten Years     Total

                                          -----------------------------------------------------------------
Available for Sale

U.S. Treasury Securities                   5.84%          5.99%         0.00%        0.00%           5.94%
U.S. Agencies                              4.90%          5.34%         0.00%        6.59%           5.43%
Mortgage Backed Securities                 0.00%          0.00%         6.07%        6.98%           6.84%
State and Political Subdivisions           3.53%          4.27%         4.78%        5.14%           5.03%
Collateralized Mortgage Obligations        0.00%          0.00%         5.42%        5.31%           5.34%
Other Investments                          0.00%          0.00%         0.00%        6.72%           6.72%

                                          ----------------------------------------------------------------
    Total                                  5.78%          5.96%         5.42%        5.77%           5.88%
                                          ================================================================

Held to Maturity

U.S. Agencies                              5.63%          6.27%         7.58%        4.80%           6.07%
State and Political Subdivisions           4.83%          5.08%         5.32%        5.59%           5.30%
Mortgage Backed Securities                 5.47%          5.92%         5.65%        6.86%           6.10%
Collateralized Mortgage Obligations        0.00%          0.00%         6.17%        4.66%           5.67%
Other Investments                          0.00%          8.89%         0.00%        0.00%           8.89%
                                          ----------------------------------------------------------------

    Total                                  5.60%          6.18%         6.34%        5.65%           5.97%
                                          ================================================================


*Yields are not computed on a tax equivalent basis.
==============================================================================

==============================================================================


                                                            SECURITIES
                                                          (IN THOUSANDS)



                                                                         December 31,
                                          ------------------------------------------------------------
                                               1996                                        1995
 Available For Sale                        Book Value      Market Value    Book Value     Market Value


U.S. Treasury Securities                   $116,703    $    116,892       $   89,928       91,108
U.S. Agencies                                 4,715           4,648           21,627       21,566
State and Political Subdivisions             14,369          14,341            2,587        2,596
Mortgage Backed Securities                    4,036           3,972            6,471        6,471
Collateralized Mortgage Obligations           2,145           2,108            2,766        2,715
Other Investments                             4,125           4,125            3,448        3,448

                                          -------------------------------------------------------
                                           $146,093    $    146,086        $ 126,827   $  127,904
                                          =======================================================



HELD TO MATURITY

U.S. Agencies                              $ 72,134     $   72,583        $   49,047    $  52,190
State and Political Subdivisions             12,663         12,918             8,934        9,286
Mortgage Backed Securities                    8,711          8,564            13,598       13,529
Collateralized Mortgage Obligations           3,050          3,025             3,068        3,067
Other Investments                               554            577             1,638        1,680

                                          -------------------------------------------------------
                                           $ 97,112     $   97,667        $   76,285    $  79,752
                                          =======================================================



======================================================================================================================

                                      -23-

                                                                         TABLE 5

==============================================================================

                          LARGE TIME DEPOSIT MATURITIES

             Analysis of Time Deposits of $100,000 or more at December 31, 1996 (In Thousands):


                                                                                            Total


                                                                                      ----------------
             Remaining maturity of three months or less                                 $    35,801
             Remaining maturity of over three through 12 months                              21,796
             Remaining maturity of over twelve months                                         4,087
                                                                                       ================
             Total time deposits of $100,000 or more                                    $    61,684
                                                                                       ================



===============================================================================

                                                                         TABLE 6

                              SHORT-TERM BORROWINGS
                             (Dollars in Thousands)


                                                                      At December 31,
                                                       1996                                                  1995
                                              Securities                                          Securities
                                              Sold Under  Federal Home                            Sold Under  Federal Home
                             Federal Funds   Agreement to     Loan                Federal Funds  Agreement to     Loan
                               Purchased      Repurchase      Bank     Combined     Purchased     Repurchase      Bank      Combined
End of Year:
  Amount Outstanding          $   3,900        $ 12,062                $ 15,962    $  15,000    $  14,921    $   19,500   $   49,421

  Weighted Average
     Interest Rate                 7.00%           4.61%                   5.19%        6.00%         4.38%        5.52%       5.32%

Maximum amount outstanding
     at any month end during
     the year                  $ 26,000        $ 11,235   $  34,500    $ 71,735    $  15,000    $   15,442     $ 19,500    $  49,942

Averages:
  Average outstanding
     balance during the
     year                      $  8,847        $ 11,754   $  14,221    $ 34,822   $    3,471    $   11,368    $   6,045    $  20,884

  Weighted average
     interest rate during
     the year                      5.78%           4.56%       5.67%       5.32%        6.09%         5.16%        5.78%       5.49%





                                                                 1994
                                                       Securities
                                                       Sold Under   Federal Home
                                        Federal Funds Agreement to     Loan
                                          Purchased    Repurchase       Bank        Combined
End of Year:
     Amount Outstanding                     $  5,900     $  10,511                   $   16,411

     Weighted Average
             Interest Rate                      6.35%         5.13%         0.00%          5.57%

Maximum amount outstanding
            at any month end during
            the year                       $  22,475   $     8,970                  $    31,445

Averages:
     Average outstanding
          balance during the
          year                            $    7,456   $     7,155  $           -   $    14,611

     Weighted average
          interest rate during
          the year                              4.36%         3.80%         0.00%          4.09%


                                                                         TABLE 7


==============================================================================

                                           SELECTED KEY FINANCIAL RATIOS (1)

                                                 1996                 1995            1994
                                           ------------------   ------------------ --------

Return on Assets                               1.22%                1.00%            0.60%
Return on Equity                              13.63%               10.63%            6.21%
Dividend Payout Ratio                         29.00%               22.41%           17.05%
Equity to Assets                               8.96%                9.45%            9.60%

==============================================================================
  (1) All ratios are computed on average daily balances, except dividend payout.



                                                                         TABLE 8



==============================================================================

                                                     INTEREST SENSITIVITY (2)
                                                        December 31, 1996
          (Dollars in Thousands)

                                               12/31/96        0-3         4-12     1 to 5      Over
                                               Balance       Months       Months    Years      5 years
                                           -------------------------------------------------------------

 Federal Funds Sold                         $   1,011     $  1,011
 Interest Bearing Deposits in Banks               879          879
 Securities                                   243,198       19,730      $ 55,655  $134,346    $ 33,467
 Loans Held for Sale                            2,413        2,413
 Loans                                        649,433      343,181       104,073   180,689      21,490
                                           -------------------------------------------------------------
 Earning Assets                               896,934      367,214       159,728   315,035      54,957
                                           -------------------------------------------------------------
 Total Assets                               $ 971,105
                                           =============

 Interest Bearing Demand Deposits           $  83,961                               67,463      16,498
 Savings and Money Market Account             181,659                     57,627   110,751      13,281
 Time Deposits                                442,239       174,567      200,238    64,313       3,121
 Other Borrowings                              25,962        15,962                 10,000
                                           -------------------------------------------------------------
 Costing Liabilities                        $ 733,821       190,529      257,865   252,527      32,900
                                           -------------------------------------------------------------

 GAP                                                     $  176,685  $   (98,137) $ 62,508     $22,057
                                                        ------------------------------------------------
 % of Total Assets                                            18.19%      -10.11%    6.44%        2.27%
                                                        ------------------------------------------------
 Cumulative GAP                                          $  176,685  $     78,548 $141,056    $163,113
                                                        ------------------------------------------------
 % of Total Assets                                            18.19%        8.09%   14.53%       16.80%
                                                        ------------------------------------------------

=============================================================================================================================

              (2) Assumptions used include the maturity distribution units for non-maturity deposits and no pre-payments on loans.

ITEM 2.  PROPERTIES

                  See Item 1.       Description of Business-Properties.

ITEM 3.  LEGAL PROCEEDINGS

                  There are no material legal proceedings pending to which the Corporation or its direct or indirect subsidiaries is a party or of which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to the Corporation's shareholders in the fourth quarter of 1996.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The stock price and shareholder data appears on page FS-1 of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

                  The selected consolidated financial data appears on page FS-2 of this Annual Report on Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

                  Management's discussion and analysis of financial condition and results of operations for the years ended December 31, 1996, and December 31, 1995, appears on pages FS-3 through FS-8 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The consolidated financial statements, together with the report thereon of Coopers & Lybrand L.L.P. dated January 20, 1997, appears on pages FS-9 through FS-34 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  No changes in accountants or disagreements on accounting or financial disclosure occurred in the period from January 1, 1995 through the date hereof.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information contained under the captions "Proposal 1. Election of Directors", "Incumbent Directors, Director Relationships", and "Executive Officers" in the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1997 (the "Proxy Statement") is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

                  The information contained under the captions "Director Compensation", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Performance Graph" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information contained under the caption "Beneficial Ownership of Voting Securities" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information contained under the captions "Indebtedness of Management" and "Transactions with Management" in the Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:



         (1)      Financial Statements:
                     Report of Independent Accountants . . . . . .  . FS-9

                  Consolidated Balance Sheets as of
                     December 31, 1996 and 1995    . . . . . . . . .  FS-10

                  Consolidated Statements of
                  Income for the years ended
                  December 31, 1996, 1995 and 1994  . . . . . . . .   FS-11

                  Consolidated Statements of Changes in
                  Shareholders' Equity for the
                  years ended December 31, 1996, 1995
                     and 1994 . . . . . . . . . . . . . . . . . . .   FS-12


                  Consolidated Statements of Cash
                  Flows for the years ended December 31,
                     1996, 1995 and 1994     . . . . . . . . . . FS-13 to FS-14

                  Notes to Consolidated Financial
                     Statements      . . . . . . . . . . . . .   FS-15 to FS-34


         The following exhibits listed in accordance with the number assigned to each in the Exhibit Table of Item 601 of Regulation S-K under the Securities Act of 1933, as amended, are included in this Form 10-K. Exhibit numbers omitted are not applicable.


EXHIBIT                                                                                 PAGE IN
NUMBER                                                                                  FORM 10-K

2(a)     Agreement and Plan of Reorganization and Merger
         By and Among Granville United Bank, Triangle
         Bancorp, Inc. and Triangle Bank dated as of June 7, 1996 (incorporated by reference to
         Exhibit 2(a) to the Registrant's Form S-4
         (Registration No. 333-7253) as declared effective by the Commission on July 31, 1996)


2(b)     Purchase and Assumption Agreement By and Among First Union National
         Bank of North Carolina and Triangle Bank dated as of September 20, 1995
         (incorporated by reference to Exhibit 10(a) to the Registrant's Form
         8-K filed with the Commission on October 4, 1995)

3(a)     Articles of Incorporation of Triangle Bancorp, Inc. as
         amended at the meeting of shareholders on May 23, 1995                         37

3(b) Bylaws of Triangle Bancorp, Inc. as amended at the special meeting of shareholders on February 23, 1995 (incorporated by reference to Exhibit 3(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 as filed with the Commission on March 31, 1995)

4        Specimen of Common Stock Certificate of Triangle Bancorp,
         Inc. (incorporated by reference to Exhibit 4 to the Registrant's
         Form 10-K for the fiscal year ended December 31, 1993 as filed with the Commission on March 31, 1994)






EXHIBIT                                                                                 PAGE IN
NUMBER                                                                                  FORM 10-K


10(a)    Triangle Bancorp, Inc. 1988 Incentive Stock Option Plan,                       64
         as amended on May 23, 1995

10(b) Triangle Bancorp, Inc. 1988 Non-Qualified Stock Option Plan, as amended on November 15, 1994 (incorporated by reference to Exhibit 10 (b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 as filed with the Commission on March 31, 1995).

10(c)    Triangle Bancorp, Inc. 401(k) Plan (incorporated by reference to Exhibit 10(c) to the Registrant's Form S-4 (Registration No.
         33-86226) declared effective by the Commission on    January 20, 1995)

10(d)    Triangle Bancorp, Inc. Deferred Compensation Plan for Outside
         Directors (incorporated by reference to Exhibit 10(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 as filed with the Commission on March 31, 1994)

10(e)    Employment Agreement between Triangle Bancorp, Inc.
         and Michael S. Patterson (incorporated by reference to Exhibit
         10(a) to the Registrant's Form 10-K for the fiscal year ended
         December 31, 1993 as filed with the Commission on March 31, 1994)

10(f)    Deferred Compensation Agreement between Triangle Bancorp,
         Inc. and Michael S. Patterson (incorporated by reference to
         Exhibit 10(g) to the Registrant's Form S-4 (Registration No.
         33-86226) as declared effective by the Commission on January 20, 1995)

10(g)    Deferred Compensation Agreement between Triangle Bancorp, Inc.
         and Debra L. Lee (incorporated by reference to Exhibit 10(i) to the Registrant's Form S-4 (Registration No. 33-86226) as declared effective by the Commission on January 20, 1995)

10(h)    Employment Agreement between Triangle Bancorp, Inc. and
         George W. Holt (incorporated by reference to Exhibit 10(j) to the Registrant's Form 10-K filed on March 31, 1995)

10(i)    Employment Agreement between Triangle Bancorp, Inc.
         and H. Leigh Ballance, Jr. (incorporated by reference to Exhibit 10(k) to the Registrant's Form 10-K filed on March 31, 1995)






EXHIBIT                                                                                 PAGE IN
NUMBER                                                                                  FORM 10-K


10(j)    Split Dollar Insurance Agreement and Deferred Compensation
         Agreement between Triangle Bancorp, Inc. and Michael S. Patterson
         (incorporated by reference to Exhibit 10(n) to the Registrant's Form
         10-K filed on March 31, 1996)

10(k)    Change of Control Agreement among Triangle Bancorp, Inc., Triangle
         Bank and Steven R. Ogburn                                                      70

10(l)    Change of Control Agreement among Triangle Bancorp, Inc., Triangle
         Bank and Debra L. Lee                                                          78

21       Subsidiaries of Registrant                                                     87

23       Consent of Coopers & Lybrand L. L. P.                                          88

27       Financial Data Schedule                                                        89

99(a)    Management's Report on Financial Statements, Assessment of the
         Internal Control Structure over Financial Reporting, and Compliance
         with Laws and Regulations                                                      91

99(b)    Report of Independent Accountants on Management's Report on
         Financial Statements, Assessment of         the Internal Control Structure
         over Financial Reporting, and Compliance with Laws and Regulations     92

(b)      Reports on Form 8-K



         On January 4, 1996, a Form 8-K was filed reporting completion of one month of combined operations of the Company and Village. A consolidated balance sheet and statement of income were included in the filing.

         On January 11, 1996, a Form 8-K was filed reporting completion of the purchase of Village including a Pro Forma Combined Balance Sheet as of September 30, 1995, a Pro Forma Combined Statement of Income for the nine months ended September 30, 1995 and a Pro Forma Combined Statement of Income for the year ended December 31, 1994.

         On December 9, 1996, a Form 8-K was filed to provide a description of the Company's securities in a 1934 Act filing that could be incorporated by reference into future filings. There were no changes in the type of securities or the rights thereunder.

                                   SIGNATURES


         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TRIANGLE BANCORP, INC.


                                       By:/s/   Michael S. Patterson

                                                Michael S. Patterson
                                                President and Chief Executive
                                                Officer, Director


 Signature                                   Title                                       Date

/s/ Debra L. Lee                            Chief Financial Officer                     1/28/97
Debra L. Lee                                (Principal Financial and
                                            Accounting Officer)


/s/ Charles H. Ashford, Jr.                 Chairman of the Board                       1/28/97
Charles H. Ashford, Jr.


/s/ H. Leigh Ballance, Jr.                  Director                                    1/28/97
H. Leigh Ballance, Jr.


/s/ E.B. Borden                              Director                                   1/28/97
E.B. Borden



/s/ Robert E. Bryan, Jr.                    Director                                    1/28/97
Robert E. Bryan, Jr.



/s/ David T. Clancy                         Director                                    1/28/97
David T. Clancy



                                            Director
N. Leo Daughtry







 Signature                                   Title                                       Date




/s/ Syd W. Dunn                             Director                                    1/28/97
Syd W. Dunn



/s/ Willie S. Edwards                       Director                                    1/28/97
Willie S. Edwards



/s/ James P. Godwin, Sr.                    Director                                    1/28/97
James P. Godwin, Sr.


/s/ Robert L. Guthrie                       Director                                    1/28/97
Robert L. Guthrie



                                            Director
John B. Harris, Jr.



/s/ George W. Holt                          Director                                    1/28/97
George W. Holt



/s/ Earl Johnson, Jr.                       Director                                    1/28/97
Earl Johnson, Jr.



                                            Director
Edythe P. Lumsden



/s/ J.L. Maxwell, Jr.                       Director                                    1/28/97
J.L. Maxwell, Jr.



                                            Director
Wendell H. Murphy





  Signature                                   Title                                       Date




                                            Director
N. Johnson Tilghman



                                            Director
Sydnor M. White, Jr.



/s/ J. Blount Williams                      Director                                    1/28/97
J. Blount Williams





                                INDEX TO EXHIBITS



                                                                                    PAGE NUMBER IN
                                                                                      SEQUENTIAL
                                                                                      NUMBERING
EXHIBIT                    DESCRIPTION                                                SYSTEM

3(a)              Articles of Incorporation of Triangle Bancorp, Inc. as
                  amended at the meeting of shareholders on May 23, 1995                37

10(a)             Triangle Bancorp, Inc. 1988 Incentive Stock Option
                  Plan, as amended on May 23, 1995                                      64

10(k)             Change of Control Agreement among Triangle
                  Bancorp, Inc. Triangle Bank and Steven R. Ogburn                      70

10(l)             Change of Control Agreement among Triangle
                  Bancorp, Inc., Triangle Bank and Debra L. Lee                         78

21                Subsidiaries of Registrant                                            87

23                Consent of Coopers & Lybrand  L.L.P.                                  88

27                Financial Data Schedule                                               89

99(a)             Management's Report on Financial Statements, Assessment
                  of the Internal Control Structure over Financial Reporting,
                  and Compliance with Laws and Regulations                              91

99(b)             Report of Independent Accountants on Management's
                  Report on Financial Statements, Assessment of the Internal
                  Control Structure over Financial Reporting, and Compliance
                  with Laws and Regulations                                             92



                                TRIANGLE BANCORP

                                 ANNUAL REPORT
                                      1996

Shareholder Information

Annual Meeting

The Annual Meeting of the shareholders of Triangle Bancorp, Inc. will be held on Monday, April 28, 1997, at the Greenville Hilton, 207 Southwest Greenville Boulevard, Greenville, NC at 3:00 p.m.

Common Stock

At December 31, 1996, the Company had 10,468,036 shares of common stock outstanding which was held by approximately 7,000 shareholders of record. The Company's stock is traded Over-the-Counter on the NASDAQ National Market under the ticker symbol TRBC.

Stock Transfer Agent and Registrar

First Citizens Bank
Stock Transfer Department
2917 Highwoods Boulevard
Raleigh, North Carolina 27604

Independent Accountants

Coopers & Lybrand L.L.P.
Certified Public Accountants
150 Fayetteville Street Mall
Suite 2300
Raleigh, North Carolina 27601

Quarterly Common Stock Prices
and Dividends

The following table sets forth the range of high and low per share sales prices as reported by NASDAQ for the Company's common stock. The table also sets forth per share dividend information for the period indicated. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere in this report for a description of limitations on the ability of the Company to pay dividends.

Dividend Reinvestment and Stock Purchase Plan

Triangle Bancorp, Inc. has a Dividend Reinvestment and Stock Purchase Plan which allows shareholders to reinvest dividends and buy additional stock in any amount up to $2,000 per quarter after they have made their initial purchase of stock. For further information and an application, contact our Stock Transfer Agent.


About This Report

The 1996 Annual Report is presented using a summary format intended to provide information regarding Triangle Bancorp, Inc.'s financial position and results of operations in a concise manner that will be meaningful and useful to our shareholders. The audited financial statements and detailed analytical schedules are contained in the Triangle Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

Form 10-K

A copy of Triangle Bancorp, Inc.'s Form 10-K Annual Report to the Securities and Exchange Commission for 1996 will be furnished, without charge, upon written request to:

Investor Relations
Triangle Bancorp, Inc.
P.O. Box 31828
Raleigh, North Carolina 27622

Equal Opportunity Employer

As an equal opportunity employer, Triangle Bancorp, Inc. pledges to recruit, hire, train and promote persons in all job classifications, without regard to race, color, religion, sex, national origin, age, disability or veteran status.

Market Makers

Dean Witter Reynolds
Herzog, Heine, Geduld, Inc.
Interstate/Johnson Lane
Legg Mason Wood Walker, Inc.
Raymond James & Associates, Inc.
Robinson Humphrey Co., Inc.
Sandler O'Neill & Partners
Scott & Stringfellow
Wedbush Morgan Securities, Inc.
Wheat First Securities, Inc.

Triangle Bancorp, Inc.

Corporate Headquarters
4300 Glenwood Avenue
Raleigh, NC 27612
(919) 881-0455

                           1996                        1995
                   High    Low    Dividend      High   Low    Dividend

First Quarter     16.00    13.88    .07        10.75    9.13     .03
Second Quarter    15.00    13.50    .08        10.75    9.00     .03
Third Quarter     15.25    13.50    .08        14.75    10.00    .05
Fourth Quarter    16.38    14.50    .10        15.25    11.75    .06

                     (Full page photo appears here)

(Bar graph appears here with the following plot points.)
  92        93        94        95        96
$6.75     $7.50     $10.00    $14.25     $16.38
------------------------------------------------
ANNUAL STOCK PRICE

(Bar graph appears here with the following plot points.)
 92        93        94        95         96
$471      $681      $742      $854       $971
------------------------------------------------
TOTAL ASSETS
(in millions)
(Bar graph appears here with the following plot points.)
   92        93        94        95        96
   $3        $4        $4        $8       $11
------------------------------------------------
NET INCOME
(in millions)
(Bar graph appears here with the following plot points.)
   92        93        94        95        96
 $0.38     $0.47      $0.41     $0.73     $1.04
------------------------------------------------
FULLY DILUTED EARNINGS
PER SHARE

Selected Consolidated Financial Information
--------------------------------------------------------------------------------

                                                             1996         1995        1994       1993         1992


At Period End (in thousands)
         Loans                                              $639,718    $559,707    $467,842   $ 395,398   $ 274,895
         Securities Available for Sale                       146,086     127,904     102,427       --         --
         Securities Held to Maturity                          97,112      76,285      75,899     173,198     127,951
         Total Assets                                        971,105     853,928     742,438     681,131     470,615
         Total Deposits                                      847,764     714,590     636,276     583,571     407,890
         Advances from the Federal Home Loan Bank             10,000      19,500      10,500       5,500      --
         Subordinated Debentures                                --          --         2,000       6,720       2,000
         Shareholders' Equity                               $ 86,896    $ 79,407    $ 68,306    $ 65,304    $ 50,487

Summary of Operations (in thousands)
         Net Interest Income                                $ 40,256    $ 35,101    $ 30,601    $ 21,213    $ 18,990
         Provision for Loan Losses                             2,100         428       1,250       2,147       1,905
         Noninterest Income                                    8,494       8,066       5,758       6,278       4,558
         Noninterest Expense                                  29,169      30,719      28,719      20,492      18,035
         Net Income                                         $ 11,301    $  7,858    $  4,182    $  3,855       3,122

Per Share Data
         Primary Earnings per Share                         $   1.05    $   0.74    $   0.41    $   0.47    $   0.38
         Fully Diluted Earnings per Share                   $   1.04    $   0.73    $   0.41    $   0.47    $   0.38
         Book Value                                         $   8.30    $   7.62    $   6.70    $   6.62    $   6.27
         Cash Dividends                                     $   0.31    $   0.17    $   0.07    $   0.02    $   0.01

Selected Ratios
         Return on Average Assets                               1.22%       1.00%       0.60%       0.78%       0.69%
         Return on Average Equity                              13.63%      10.63%       6.21%       7.25%       6.33%
         Shareholders' Equity/Total Assets                      8.95%       9.30%       9.20%       9.59%      10.73%


Management's Discussion and Analysis of Financial
Condition and Results of Operations

Highlights

In early 1996, Triangle Bancorp, Inc. (the "Company") completed the purchase of four branch offices and approximately $55 million in deposits from First Union National Bank of North Carolina ("First Union"). This transaction was accounted for as a purchase, therefore, the operations of these branches are reflected only from the date of purchase. Also during 1996, the Company acquired Granville United Bank with assets of approximately $60 million. This acquisition was accounted for using the pooling-of-interests method of accounting, therefore, all historical information has been restated to reflect the operations of the combined institutions. As a result, the Company's total assets and net income for December 31, 1995 have been restated from $795 million to $854 million, and from $7.4 million to $7.9 million, respectively. During 1996, the Company's total assets grew to $971 million from $854 million at December 31, 1995. The growth in assets of 14% reflects internal deposit growth as well as the acquisition of the First Union deposits. These funds were principally invested in loans as demand was strong for most of the year. The remaining funds were invested in securities as the liquidity of the balance sheet increased through the year. Earnings increased $3.4 million or 43% due to increased earning assets, increased service charges on deposit accounts and a reduction in noninterest expenses. The returns on average assets and equity were 1.22% and 13.63%, respectively, for 1996, as compared to 1.00% and 10.63%, respectively, for 1995. Fully diluted earnings per share were $1.04 and $0.73 for 1996 and 1995, respectively, an increase of 42%.

Earnings Analysis

Net Interest Income
Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits). The volume, rate and mix of both earning assets and related funding sources determine net interest income. Net interest income for 1996 increased to $40.3 million from $35.1 million for 1995. This 15% increase primarily reflects an increase in the volume of earning assets of $133 million while interest-bearing liabilities increased only $120 million. This positive impact was offset slightly by a decrease in the net interest margin from 4.92% to 4.76%. For 1995, the Company's net interest income was $35.1 million, an increase of 15% or $4.5 million over 1994. The increase primarily reflects an increase in the net yield on earning assets of 10 basis points from 4.82% in 1994 to 4.92% in 1995. Net interest income was favorably impacted by growth in the volume of earning assets, primarily loans, which exceeded the volume growth in interest bearing liabilities by $28 million. This volume growth was offset somewhat by the fact that the yield on interest earning assets rose 78 basis points, whereas the cost of interest-bearing liabilities increased by 92 basis points. (Bar graph appears here with the following plot points.)

                            Return on Average Equity
                                    (percent)

                    92        93        94        95        96
                   6.33      7.25      6.21      10.63     13.63

Provision for Loan Losses

The provision for loan losses for 1996 was $2.1 million, a significant increase over the provision for 1995. This increase reflects the significant growth in the loan portfolio during 1996. The Company continues to maintain adequate levels of coverage for nonperforming assets as well as general reserves for the portfolio as described further in the loans section of this report.

The 1995 provision for loan losses of $428,000 was 66% lower than the 1994 provision of $1.3 million. The Company's loan loss reserve calculation continued to show adequate reserve levels in 1995 as the loan portfolio demonstrated improving quality and reductions in nonperforming assets.

Noninterest Income

Noninterest income for 1996 was $8.5 million versus $8.1 million for 1995, a 5% increase. This increase resulted primarily from an increase in service charges on deposit accounts as transaction deposit accounts increased significantly during 1996. Other service charges decreased since 1995 as the mortgage servicing portfolio was sold during late 1995. The gain on the sale of that portfolio of $529,000 was nearly matched by a gain of $558,000 on the sale of deposits of approximately $8 million during the second quarter of 1996. Finally, other operating income was reduced during 1996 as a result of the loss on the sale of certain fixed assets of acquired organizations.

Noninterest income increased $2.3 million or 41% in 1995 because of a decrease in losses on sales of securities of $1.7 million and a $529,000 gain on the sale of the mortgage servicing portfolio. In addition, the Company incurred a $402,000 market valuation loss on loans held for sale during 1994 that did not reoccur in 1995. Other service charges, commission and fees were down $250,000 due primarily to a decrease in origination income on mortgage loans.

Noninterest Expense

Noninterest expenses of $29.2 million for 1996 decreased from $30.7 million for 1995. This decrease is due to the reduction of merger expenses and other professional services. Absent the merger expenses, noninterest expenses increased by 2%. This small increase, relative to a 14% increase in assets, is primarily a result of increased intangible amortization expenses from the First Union transaction and increased facilities expenses as a new main office was purchased and 4 additional branch sites were acquired or constructed during 1996. These increases were offset by gaining the efficiencies of combining the operations of merged companies.

Noninterest expenses in 1995 were $30.7 million, an increase of $2 million or 7% over 1994. The increase was primarily in merger related expenses as they exceeded the 1994 level by $1.7 million. Other increases were seen in equipment (due to investment in technological improvements), amortization of intangible assets, professional fees, advertising and office expenses. Noninterest expenses that decreased included salaries and benefits, occupancy, Federal deposit insurance expense and other expenses. These decreases are due to efficiencies seen as a result of merging five institutions into one and a deposit insurance rate decrease during the year. (Bar graph appears here with the following plot points.)

                        Return on Average Assets
                               (percent)

                    92        93        94        95        96
                   0.69      0.78      0.60      1.00      1.22



Triangle Bancorp, Inc. and Subsidiary                                         15

Income Taxes

The Company's income tax expense for 1996 was approximately 35% of income. This level is less than the expected combined state and federal statutory rates due to tax exempt securities, held as well as the adjustment of the deferred tax asset to reflect current tax rates.

During 1995 and 1994, the Company's income tax expense approximated the federal statutory rate. No state tax expense was recorded due to the use of net operating loss carryforwards, which were fully utilized in 1995.

Balance Sheet Analysis

The Company's total assets increased from $854 million in 1995 to $971 million in 1996, a 14% increase. This growth, reflected primarily in the loan and investment portfolios, was funded by additional deposits. The Company continued to have a strong ratio of average earning assets to total average assets of 91%.

Loans

The loan portfolio constitutes the Company's largest earning asset. During 1996, average net loans increased by $104 million over the 1995 level of $512 million. This increase was due to strong loan demand throughout the year in many of the Company's service areas.

Nonperforming assets at December 31, 1996 of $4.3 million increased by $1.2 million from December 31, 1995. Net charge-offs for 1996 were .16% of average loans versus .20% for 1995. As a percentage of gross loans and other real estate owned, nonperforming assets were .66% as of December 31, 1996 versus .54% at December 31, 1995. While nonperforming assets have increased slightly, these levels are considered to be relatively low compared to industry averages. The components of nonperforming assets are nonaccrual loans, loans over 90 days or more past due and other real estate owned.

The classification "nonaccrual" identifies those loans which management recognizes as collection problems, but which have not been identified as losses. Loans are placed on nonaccrual status when payments of interest and/or principal have remained delinquent for a period of 90 days or more or when management's evaluation indicates probable default prior to the 90 day delinquency period, unless the loan is both well secured and in the process of collection. The Company's credit policy does not allow new funds to be committed to borrowers who have credits in nonaccrual status.

A loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that collateral-dependent loans are measured for impairment based on the fair value of the collateral. During 1996 and 1995, the Company did not have a significant investment in loans determined to be impaired.

There are no loans, other than those included in non-performing assets, that (i) represent or result from trends or uncertainties which management reasonably expects will (Bar graph appears here with the following plot points.)

                                      Loans
                                  (in millions)
                    92        93        94        95        96
                   $275      $395      $468      $560      $640
materially impact future operating results, liquidity, or capital resources, or
(ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The adequacy of the allowance for loan losses is monitored by management through an internal loan review process. Among the factors determining the level of the allowance are loan growth, projected net charge-offs, the amount of non-performing and past due loans and current and anticipated economic conditions.

The allowance for loan losses at December 31, 1996 was 1.50% of gross loans (1.53% in 1995) and 227% of nonperforming assets (283% in 1995). While nonperforming assets have increased slightly during 1996 and the coverage ratios noted above have decreased during 1996, based on information currently available to management as described in the previous paragraph, the allowance for loan losses is believed to be adequate. However, future additions to the allowance may be necessary based on changes in economic conditions or the circumstances of individual borrowers which may impact borrowers' ability to repay their loans.

Securities, Federal Funds Sold and Interest Bearing Deposits

Securities, Federal funds sold and interest bearing deposits at the end of 1996 totaled $245 million, compared to $208 million at December 31, 1995. Securities available for sale increased $18 million and securities held to maturity increased $21 million. Approximately 80% of the portfolio represents US Treasury and Agency obligations, while municipal obligations represent approximately 11% of the portfolio.

Deposits

Deposits increased $133 million to $848 million at December 31, 1996, compared to $715 million at December 31, 1995. This growth was found in all categories of deposits except interest bearing demand. Approximately $55 million of this growth relates to the acquisition of the First Union deposits in early 1996. The remaining increase is a result of steady growth of the existing offices, including those opened during the year.

Other Borrowings

Short-term debt consists of Federal funds purchased and securities sold under agreement to repurchase such securities ("repurchase agreements") and decreased by 68% to $16 million at the end of 1996. This decrease is explained primarily by $20 million in short-term borrowings maintained at the end of 1995 in preparation for the First Union acquisition. The acquisition of the deposit liabilities provided adequate cash to repay this short-term borrowing in early 1996. The remainder of the decrease is reflected as an increase in long-term borrowings as Federal Home Loan Bank advances were obtained for greater than one year.

Capital

The Company's primary source of new capital is retained earnings. Management feels the Company has other funding sources if needed, including the ability to issue additional common stock or debt. The adequacy of capital is reviewed regularly, in light of

 (Bar graph appears here with the following plot points.)
                                    Deposits
                                  (in millions)

                    92        93        94        95        96
                   $408      $584      $636      $715      $848


Triangle Bancorp, Inc. and Subsidiary                                         17
current plans and economic conditions, to ensure that sufficient capital is available for current and future needs, to minimize the Company's cost of capital and to assure compliance with regulatory requirements.

Current Federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier I capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. As of December 31, 1996, the Bank's capital exceeded the current capital requirements. The Bank currently expects to continue to exceed these minimums without altering current operations or strategy.

The Company recognizes the need to balance the retention of sufficient capital to support future growth, meet regulatory requirements and provide shareholders with a current cash return on their investment. As a result, for the years ended December 31, 1996 and 1995, cash dividends paid were 29% and 22% of earnings, respectively.

Asset and Liability Management

The largest component of the Company's earnings is net interest income, which can fluctuate widely when significant interest rate movements occur. Management is responsible for minimizing the Company's exposure to interest rate risk and assuring an adequate level of liquidity.

To mitigate the impact of interest rate
movements, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities in generally equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity. Interest rate sensitivity management measures the potential exposure to fluctuating interest rates. The Company's objective in managing interest rate sensitivity is to achieve reasonable stability in the net interest margin throughout economic and interest rate cycles by maintaining the proper balance of rate sensitive assets and liabilities. The major factors that are used to manage interest rate risk include the mix of fixed and floating interest rates, pricing, and maturity patterns of all asset and liability accounts. Management regularly reviews the Company's sensitivity position and evaluates alternative sources and uses of funds.

The Company's interest sensitivity is monitored using computer simulation programs which analyze the effect of various rate environments on the Company's net interest margin. In modeling the interest sensitivity of the Company's balance sheet, assumptions must be made concerning the repricing of nonmaturing liabilities such as deposit transaction accounts. Management has concluded that the historical experience of the Company and the industry in general provide the best basis for determining the repricing characteristics of these accounts. Accordingly, management places a portion of transaction account balances as repricing immediately and the remainder in the one to five year time period. Using these assumptions, the Company's interest sensitivity within a one year time frame reflects a positive impact on net interest income in a rising interest rate environment. The Company has historically monitored its interest sensitivity within an acceptable range in both rising and falling interest rate environments and keeps its exposure to changing rates to a manageable level.


To ensure that sufficient funds are
available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity (Bar graph appears here with the following plot points.)
                             Net Charge-offs as % of
                                 Average Loans

                    92        93        94        95        96
                   0.63      0.27      0.68      0.20      0.16
is provided by the Company's ability to attract deposits and borrow against unencumbered assets. The primary source of liability liquidity is the Company's customer base which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly by management. Management believes the Company's liquidity sources at December 31, 1996 are adequate to meet its operating needs.

Effect of Changing Prices

The results of operations and financial condition presented in this report are based on historical cost information and are unadjusted for the effects of inflation. Since the assets and liabilities of banks are primarily monetary in nature (payable in fixed, determinable amounts) the performance of the Company is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may be inconsistent. While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect during periods of high inflation. There are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also, increases in the price of goods and services generally will result in increased operating expenses. Inflation has not been a significant factor in the Company's operations to date as the inflation rate has been moderate since its inception.

(Bar graph appears here with the following plot points.)
                                Efficiency Ratio
                                    (percent)

                    92        93        94        95        96
                   76.6      74.5      79.0      71.2      59.8




(Coopers & Lybrand Letterhead)

Report of Independent Accountants

The Board of Directors and Shareholders
Triangle Bancorp, Inc.
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Triangle Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triangle Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.
Raleigh, North Carolina
January 20, 1997






Triangle Bancorp, Inc. and Subsidiary                                         19

                     TRIANGLE BANCORP, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995




ASSETS                                                                1996             1995
                                                                (in thousands, except share data)
Cash and due from banks                                             $34,615          $41,679
Federal funds sold                                                    1,011            2,815
Interest-bearing deposits in banks                                      879            1,128
Securities available for sale                                       146,086          127,904
Securities held to maturity, estimated market value $97,667
  in 1996 and $79,752 in 1995                                        97,112           76,285
Loans held for sale                                                   2,413            3,497
Loans, less allowance for loan losses of $9,715 in 1996
  and $8,685 in 1995                                                639,718          559,707
Premises and equipment, net                                          20,181           15,554
Interest receivable                                                   8,813            7,619
Deferred income taxes                                                 6,700            6,019
Intangible assets, net                                               11,654            9,124
Other assets                                                          1,923            2,595
                                                                   $971,105         $853,926



LIABILITIES AND SHAREHOLDERS' EQUITY


Deposits:
        Noninterest-bearing demand                                 $139,905         $126,377
        Interest-bearing demand                                      83,961           88,956
        Savings and money market accounts                           181,659          149,500
        Large denomination certificates of deposit                   61,684           48,673
        Other time                                                  380,555          301,084
                                Total deposits                      847,764          714,590
Short-term debt                                                      15,962           49,421
Other borrowings                                                     10,000                -
Interest payable                                                      6,593            6,254
Other liabilities                                                     3,890            4,254
                                Total liabilities                   884,209          774,519

Commitments and contingencies (Notes 12 and 13)

Shareholders' equity:
        Common stock; no par value; 20,000,000 shares authorized;
                10,468,036 shares and 10,416,078 shares issued and
                outstanding in 1996 and 1995, respectively           61,544           61,297
        Retained earnings                                            25,245           17,221
        Net unrealized gains on securities available for sale           107              889
                                Total shareholders' equity           86,896           79,407
                                                                   $971,105         $853,926

The accompanying notes are an integral part of the financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARY

                       Consolidated Statements of Income

              For the years ended December 31, 1996, 1995 and 1994


                                                                                          1996         1995         1994
                                                                                      (in thousands, except per share data)
Interest income:
        Loans and fees on loans                                                         $59,179      $50,125     $ 40,020
        Federal funds sold and securities purchased under
          resale agreements                                                                 222          472          508
        Securities                                                                       13,405       11,532        9,759
        Deposits with other financial institutions                                           60          112          178
                                Total interest income                                    72,866       62,241       50,465
Interest expense:
        Large denomination certificates of deposit                                        3,557        3,600        2,095
        Other deposits                                                                   27,181       22,065       16,162
        Borrowed funds                                                                    1,872        1,475        1,607
                                Total interest expense                                   32,610       27,140       19,864
                                Net interest income                                      40,256       35,101       30,601
Provision for loan losses                                                                 2,100          428        1,250
                                Net interest income after provision for loan losses      38,156       34,673       29,351
Noninterest income:
        Service charges on deposit accounts                                               5,696        4,688        4,711
        Other service charges, commissions and fees                                       1,842        2,046        2,296
        Gain (loss) on sales of securities                                                  (15)          87       (1,627)
        Other operating income                                                              971        1,245          378
                                Total noninterest income                                  8,494        8,066        5,758
Noninterest expense:
        Salaries                                                                         11,067       10,936       10,925
        Employee benefits                                                                 2,302        2,143        2,287
        Occupancy expense                                                                 2,693        2,037        2,071
        Equipment expense                                                                 2,463        2,391        2,141
        Amortization of intangible assets                                                 1,396        1,054          727
        Merger expenses                                                                     494        2,582          880
        Legal and professional fees                                                       1,035        1,744        1,134
        Stationery, printing and supplies                                                   973        1,065          896
        Other operating expense                                                           6,746        6,767        7,658
                                Total noninterest expense                                29,169       30,719       28,719
                                Income before income taxes                               17,481       12,020        6,390
Income tax expense                                                                        6,180        4,162        2,208
                                Net income                                              $11,301      $ 7,858      $ 4,182
                                Primary earnings per share                              $  1.05      $   .74      $   .41
                                Fully diluted earnings per share                        $  1.04      $   .73      $   .41

The accompanying notes are an integral part of the financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity

              For the years ended December 31, 1996, 1995 and 1994


                                                                                                       Net
                                                                                                    Unrealized
                                                                                                    Gain (Loss)
                                                                                                  on Securities     Total
                                                                    Common Stock        Undivided    Available  Shareholders'
                                                                 Shares      Amount      Profits     for Sale      Equity
                                                                     (in thousands, except share and per share data)
Balance, December 31, 1993, as previously
        reported                                                 9,281,438   $54,260    $ 7,190     $      -      $61,450
        Adjustments for pooling-of-interests                       577,500     3,389        465            -        3,854
Balance, December 31, 1993                                       9,858,938    57,649      7,655            -       65,304
        Adjustment to beginning balance for change in
                accounting principle, net of income taxes of $172        -         -          -           348         348
        Shares issued under stock plans                            249,888     1,610          -            -        1,610
        Common shares issued to the public                          85,834       515          -            -          515
        Cash dividends paid ($.07 per share)                             -         -       (713)           -         (713)
        Change in unrealized gain (loss), net
                of income taxes of $1,674                                -         -          -       (2,940)      (2,940)
        Net income                                                       -         -      4,182            -        4,182
Balance, December 31, 1994                                      10,194,660    59,774     11,124       (2,592)      68,306
        Shares issued under stock plans                             62,013       418          -            -          418
        Common shares issued to the public                         175,000     1,300          -            -        1,300
        Repurchased shares                                         (15,000)     (188)         -            -         (188)
        Cash payments for fractional shares                           (595)       (7)         -            -           (7)
        Cash dividends paid ($.17 per share)                             -         -     (1,761)           -       (1,761)
        Change in unrealized gain (loss), net
                of income taxes of $1,886                                -         -          -        3,481        3,481
        Net income                                                       -         -      7,858            -        7,858
Balance, December 31, 1995                                      10,416,078    61,297     17,221          889       79,407
        Shares issued under stock plans                             71,069       527          -            -          527
        Repurchased shares                                         (18,900)     (277)         -            -         (277)
        Cash payments for fractional shares                           (211)       (3)         -            -           (3)
        Cash dividends paid ($.31 per share)                             -         -     (3,277)           -       (3,277)
        Change in unrealized gain (loss), net of income
                 taxes of $459                                           -         -          -         (782)        (782)
        Net income                                                       -         -     11,301            -       11,301
Balance December 31, 1996                                       10,468,036   $61,544    $25,245       $  107      $86,896

The accompanying notes are an integral part of the financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

              For the years ended December 31, 1996, 1995 and 1994

                                                                                      1996          1995         1994
                                                                                               (in thousands)
Cash flows from operating activities:
        Net income                                                                  $ 11,301     $  7,858     $  4,182
        Adjustments to reconcile net income to net cash
                provided by operations:
                        Depreciation and amortization                                  3,242        2,482        2,263
                        Writedown of fixed assets                                          -        1,358          118
                        Accretion of discount on securities, net of
                                amortization of premiums                                 304          185          728
                        Provision for loan losses                                      2,100          428        1,250
                        Loss (gain) on sales of securities                                15          (87)       1,627
                        Loss on market valuation of loans held for sale                    -            -          402
                        Loss (gain) on sale of premises and equipment                    239         (146)           -
                        Gain on sale of mortgage servicing portfolio                       -         (529)           -
                        Gain on sale of branch                                          (558)           -            -
                        Loans held for sale:
                                Originations                                         (21,798)     (20,422)     (51,011)
                                Sales                                                 22,882       17,876       58,195
                        Provision (benefit) for deferred taxes                          (200)         693        1,497
                        Gain on sales of foreclosed assets                               (14)         (66)         (51)
                        Changes in assets and liabilities:
                                Interest receivable                                   (1,192)      (1,309)      (1,177)
                                Other assets                                             219          544         (757)
                                Interest payable                                         233        2,257          749
                                Other liabilities                                       (396)        (889)        (446)
                                        Net cash provided by operating activities     16,377       10,233       17,569
Cash flows from investing activities:
        Increase in intangible assets                                                      -            -       (1,101)
        Proceeds from maturity and principal paydowns of
                securities available for sale                                         21,437       20,067       27,385
        Proceeds from maturity and principal paydowns of
                securities held to maturity                                           24,918        9,454        7,073
        Proceeds from sales of securities available for sale                          40,011       35,824       47,057
        Proceeds from sales of securities held to maturity                                 -            -       10,953
        Purchase of securities available for sale                                    (85,517)     (54,173)     (71,468)
        Purchase of securities held to maturity                                      (41,248)     (31,793)     (32,753)
        Net increase in loans                                                        (82,173)     (73,718)     (69,901)
        Net capital expenditures, premises and equipment                              (6,823)      (5,212)      (2,619)
        Proceeds from sales of foreclosed assets                                         307          382          928
        Proceeds from sale of premises and equipment                                     475          218            -
        Proceeds from sale of mortgage servicing portfolio                                 -        1,467            -
        Net cash acquired in acquisitions and divestitures                            47,955       32,164            -
                                        Net cash used in investing activities        (80,658)     (65,320)     (84,446)

                                   (Continued)

                     TRIANGLE BANCORP, INC. AND SUBSIDIARY

              For the years ended December 31, 1996, 1995 and 1994

                                                                              1996        1995        1994
                                                                                     (in thousands)
Cash flows from financing activities:
        Net increase in deposit accounts                                    $ 81,652    $ 23,692     $52,705
        Net increase (decrease) in short-term debt                           (33,458)     33,010       5,568
        Net increase (decrease) in other borrowings                           10,000     (12,500)       (206)
        Proceeds from common stock issuance                                        -       1,300         515
        Repurchase of stock                                                     (277)       (188)          -
        Cash payments for fractional shares                                       (3)         (7)          -
        Shares issued under stock plans                                          527         418       1,610
        Cash dividends paid                                                   (3,277)     (1,761)       (713)
                                Net cash provided by financing activities     55,164      43,964      59,479
                                Net decrease in cash and cash
                                        equivalents                           (9,117)    (11,123)     (7,398)
Cash and cash equivalents at beginning of year                                45,622      56,745      64,143
Cash and cash equivalents at end of year                                    $ 36,505    $ 45,622     $56,745
Supplemental disclosure of cash flow information:
        Cash paid for:
                Interest                                                    $ 32,271    $ 24,791     $19,086
                Income taxes                                                $  6,254    $  2,596     $ 2,069

The accompanying notes are an integral part of the financial statements.

                    TRIANGLE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Triangle Bancorp, Inc. (the "Company") is a bank holding company incorporated in November 1991 under the laws of the State of North Carolina.

Triangle Bank, the wholly-owned subsidiary of the Company (the "Bank"), was organized and incorporated under the laws of the State of North Carolina on January 4, 1988. The Bank has two wholly-owned subsidiaries, Triangle Bank Leasing Corp. ("Leasing"), (currently inactive) and Triangle Investment Services, ("TIS") which provides discount brokerage services.

The consolidated financial statements have been restated to include the accounts and operations of companies acquired and accounted for as poolings of interests as discussed in Note 2.

The accounting and reporting policies of the Company, the Bank and its subsidiaries follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Securities

The Company classifies its securities into three types as follows:

(a) Securities Held to Maturity - Debt securities that the Company has the positive intent and ability to hold to maturity which are reported at amortized cost,

(b) Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling in the near term which are reported at fair value, with unrealized gains and losses included in earnings, or

(c) Securities Available for Sale - Debt and equity securities not classified as either Securities Held to Maturity or Trading Securities which are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

The classification of securities is generally determined at the date of purchase. Gains and losses on sales of securities, computed based on specific identification of adjusted cost of each security, are included in other income at the time of the sales. Premiums and discounts on debt securities are recognized in interest income on the interest method over the period to maturity.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


        1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loans Held for Sale

Loans held for sale are carried at the lower of cost or estimated market value, determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to income. Prior to 1995 the Company serviced the loans sold, paying the buyer an agreed upon yield which was normally less than the interest rate paid by the borrowers, the difference being retained by the Company as a service fee. These service fees are included in other service charges, commissions and fees in the consolidated statements of income. During December 1995, the Company sold its mortgage servicing portfolio, which amounted to approximately $135,000,000 and recognized a gain of approximately $529,000 on the sale.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses, unearned discounts and net deferred loan origination fees and costs. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Deferred loan fees and costs are amortized to interest income over the contractual life of the loan using a method that approximates the level yield method.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. During 1996 and 1995 there were no loans material to the consolidated financial statements that were impaired as defined.

The Company uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

        1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                (Continued)

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Foreclosed Assets

Assets acquired as a result of foreclosure are valued at the lower of the recorded investment in the loan or fair value less estimated costs to sell. The recorded investment is the sum of the outstanding principal loan balance and foreclosure costs associated with the loan. Any excess of the recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged against other expenses.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method based on estimated service lives of assets. Useful lives range from 10 to 40 years for substantially all premises and from 3 to 20 years for equipment and fixtures. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and related accumulated depreciation or amortization are relieved and any gains or losses are reflected in operations.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


        1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets

Intangible assets are composed primarily of goodwill and core deposit premiums. Amortization of goodwill and core deposit premiums is computed using the straight-line method based on the estimated useful lives of assets. Useful lives range from 10 to 15 years for the core deposit premiums and range from 15 to 25 years for goodwill.

The Company evaluates intangible assets for potential impairment by analyzing the operating results, trends and prospects of the Company. The Company also takes into consideration recent acquisition patterns within the banking industry and any other events or circumstances which might indicate potential impairment.

Income Taxes

The Company files a consolidated Federal income tax return. State income tax returns are filed for each corporation.

Deferred tax asset and liability balances are determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income Per Common Share

Primary and fully diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents of dilutive stock options. The weighted average numbers of shares were as follows:

                           1996               1995                1994

        Primary         10,777,645         10,591,266          10,182,078

        Fully diluted   10,830,206         10,703,510          10,185,583



Cash Flow

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

Reclassifications

Certain items included in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation. These reclassifications have no effect on the net income or shareholders' equity previously reported.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

        1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

New Accounting Pronouncement

Effective January 1, 1997, the Company will adopt the applicable provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The impact of adopting this statement is not expected to be material to the Company's consolidated financial statements.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        2.      MERGERS AND ACQUISITIONS

On October 24, 1996, the Company completed the merger of Granville United Bank ("Granville") with and into the Bank through the issuance of 1.75 shares of the Company's common stock for each share of the outstanding common stock of Granville, or 752,289 shares. The merger was accounted for as a pooling of interests.

Separate results of the pooled entities for the years ended December 31, 1995 and 1994 are as follows:

                                             Company            Granville           Combined

                                                       (In thousands)

        1995:

                Total income              $ 65,977             $  4,330           $  70,307

                Net interest income         33,309                1,792              35,101

                Net income                   7,388                  470               7,858



        1994:

                Total income              $ 53,468              $ 2,755           $  56,223

                Net interest income         29,316                1,285              30,601

                Net income                   3,841                  341               4,182



Granville, prior to its merger with the Company, reported total income of $3,408,000, net interest income of $1,554,000 and net income of $470,000 for the nine months ended September 30, 1996.

  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements



        2.      MERGERS AND ACQUISITIONS (Continued)

In February 1995, the Bank acquired two branches with approximately $17,000,000 in deposits and paid a premium of approximately $550,000. In November 1995, the Bank acquired three branches from NationsBank, N. A., which included approximately $40,000,000 in deposits and $18,000,000 in loans. As part of the acquisition, the Bank paid a core deposit premium of approximately $3,338,000. In January 1996, the Bank acquired four branches from Raleigh Federal Savings Bank, which included approximately $55,000,000 in deposits. As part of the acquisition, the Bank paid a core deposit premium of approximately $3,500,000. During May 1996, the Bank completed a branch swap transaction which included divesting of net deposits of $3,700,000. A gain was recognized on the sale of the deposits of $558,000 and a core deposit premium was paid of $286,000. These acquisitions were accounted for as purchases and, accordingly, the results of operations of the branches have been included in the consolidated financial statements from the dates of acquisition. The proforma effects of these transactions were immaterial.

        3.      SECURITIES

The amortized cost and estimated market value of securities at December 31, 1996 and 1995 are as follows:

                                                                      Gross               Gross                 Estimated
                                                Amortized           Unrealized         Unrealized                Market
                                                   Cost               Gains               Losses                  Value
                                                                               (in thousands)

1996:
        Available for sale:
                U.S. Treasury securities     $       116,703       $    481         $      292           $   116,892
                U.S. Agency obligations                4,715             -                  67                 4,648
                Mortgage-backed securities             4,036             -                  64                 3,972
                Obligations of states
                  and political subdivisions          14,369             80                108                14,341
                Collateralized mortgage obligations    2,145             -                  37                 2,108
                Other investments                      4,125             -                   -                 4,125



                                                $    146,093        $   561         $     568             $  146,086

        Held to maturity:
                U.S. Agency obligations         $     72,134        $   680         $     231             $   72,583
                Mortgage-backed securities             8,711              5               152                  8,564
                Obligations of states
                  and political subdivisions          12,663            296                41                 12,918
                Collateralized mortgage obligations    3,050             -                 25                  3,025
                Other investments                        554             23                 -                    577
                                                $     97,112       $  1,004           $   449            $    97,667


  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements


        3.      SECURITIES (Continued)

                                                                       Gross                     Gross                 Estimated
                                                 Amortized           Unrealized                Unrealized                Market
                                                   Cost                Gains                     Losses                  Value

                                                                 (in thousands)
 1995:

Available for sale:
        U.S. Treasury securities                  $ 89,928              $1,260                    $ 80                  $ 91,108

        U.S. Agency obligations                     21,627                 130                     191                    21,566

        Mortgage-backed securities                   6,471                  10                      10                     6,471

        Obligations of states and
         political subdivisions                      2,587                  17                       8                     2,596
        Collateralized mortgage obligations          2,766                   -                      51                     2,715
        Other investments                            3,448                   -                       -                     3,448



                                                  $126,827              $1,417                    $340                  $127,904



Held to maturity:

        U.S. Agency obligations                   $ 49,047              $3,257                    $114                  $ 52,190
        Mortgage-backed securities                  13,598                  34                     103                    13,529
        Obligations of states and political
          subdivisions                               8,934                 359                       7                     9,286
        Collateralized mortgage obligations          3,068                  15                      16                     3,067
        Other investments                            1,638                  42                       -                     1,680



                                                  $ 76,285              $3,707                    $240                  $ 79,752


The amortized cost and estimated market value of securities at December 31, 1996 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                              Estimated
                                                                                 Amortized                     Market
                                                                                   Cost                        Value
                                                                                            (in thousands)
        Available for sale:

        Due in one year or less                                                 $ 37,602                       $ 37,659

        Due after one year through five years                                     84,150                         84,216

        Due after five years through ten years                                     1,732                          1,711

        Due after ten years                                                       22,609                         22,500

                                                                                $146,093                       $146,086

        Held to maturity:

        Due in one year or less                                                 $ 29,075                       $ 29,072

        Due after one year through five years                                     47,849                         48,156

        Due after five years through ten years                                    10,572                         10,829

        Due after ten years                                                        9,616                          9,610

                                                                                $ 97,112                       $ 97,667

  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements



        3.      SECURITIES (Continued)

Gross realized gains and losses on sales of securities for the years ended December 31, 1996, 1995 and 1994 are summarized below:

                                  1996              1995             1994

        Gross realized gains        $119              $309             $356
        Gross realized losses       $134              $222           $1,983



In connection with the Company's merger transactions, the acquired entities sold certain held to maturity securities in late 1995 as part of a plan to restructure their portfolios so as to comply with the investment policies of the Company. These securities had an amortized cost of $12,016,000 and the Company realized losses totaling $1,063,000 on the sales. The Company also transferred securities with an amortized cost of $17,398,000 from the available for sale category to the held to maturity category during the year ended December 31, 1995.

During 1996, the Company, upon evaluation of the Granville investment portfolio, transferred securities with an amortized cost of $4,557,000 and an estimated market value of $4,400,000 from the available for sale category to the held to maturity category.

On December 29, 1995, the Company transferred securities between categories under a one-time amnesty provision from SFAS No. 115.
 Securities with a carrying value of $15,982,000 and a market value of $16,236,000 were transferred from the held to maturity category to the available for sale category. The carrying values of these securities were adjusted to market upon transfer. Securities with a carrying value of $12,295,000 and a market value of $12,532,000 were transferred from the available for sale category to the held to maturity category.

Securities with an amortized cost of approximately $59,008,000 and $59,896,000 as of December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other banking purposes.

The Company maintains two Interest Rate Floor contracts, one at 4% with a notional amount of $8,000,000 and one at 4.25% with a notional amount of $4,000,000. The contracts extend to September 1997.

  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements


        4.      LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of December 31, 1996 and 1995, are summarized as follows:

                                                                                             1996                  1995
                                                                                                     (in thousands)
        Commercial                                                                      $144,885               $141,515
        Real estate:
                Construction and land development                                         47,005                 37,586
                Residential, 1-4 families                                                264,174                182,878
                Residential, 5 or more families                                            3,466                  5,692
                Farmland                                                                   7,326                  9,339
                Nonfarm, nonresidential                                                   90,031                 96,411
        Agricultural production                                                           10,674                 12,964
        Installment                                                                       76,170                 72,850
        Other                                                                              6,100                  9,368
        Net deferred loan fees                                                              (398)                  (211)
                                                                                         649,433                568,392
        Less allowance for loan losses                                                     9,715                  8,685



                                                                                        $639,718               $559,707

A summary of the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994, is as follows:

                                                                                    1996                    1995           1994
                                                                                            (in thousands)
        Balance, beginning of year                                                 $8,685                  $9,261        $10,912
        Provision charged against income                                            2,100                     428          1,250
        Loans charged off, net of recoveries                                         (972)                 (1,004)        (2,999)
        Allowance on purchased (sold) loans                                           (98)                      -             98
        Balance, end of year                                                       $9,715                  $8,685        $ 9,261


Nonperforming assets at December 31, 1996 and 1995, consist of the following:

                                                                                1996                    1995
                                                                                     (in thousands)
        Loans past due ninety days or more                                      $2,107               $1,033
        Nonaccrual loans                                                         1,666                1,533
        Foreclosed assets (included in other assets)                               507                  499
                                                                                $4,280               $3,065

  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements

        5.      PREMISES AND EQUIPMENT

Premises and equipment at December 31, 1996 and 1995, are as follows:

                                                                               1996                    1995

                                                                                       (in thousands)
        Premises                                                           $13,174                 $ 7,378
        Equipment and fixtures                                              11,461                  11,453
        Leasehold improvements                                                 550                     588
                                                                            25,185                  19,419
        Less accumulated depreciation and amortization                       8,315                   8,915
                                                                            16,870                  10,504
        Construction in process                                                684                   2,867
        Land                                                                 2,627                   2,183
                                                                           $20,181                 $15,554

        6.      INTANGIBLE ASSETS

Intangible assets at December 31, 1996 and 1995 and the related amortization expense for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                                  1996                    1995
                                                                                           (in thousands)
        Intangible assets:
                Core deposit premiums                                             $13,662                 $ 9,842
                Goodwill                                                            1,433                   1,327
                                                                                   15,095                  11,169
        Less accumulated amortization                                               3,441                   2,045
                                                                                  $11,654                 $ 9,124


                                                                                 1996         1995          1994
                                                                                         (in thousands)
        Amortization expense:
                Core deposit premiums                                           $1,314        $  629         $365
                Goodwill                                                            82            87           79
                Purchased mortgage servicing rights                                  -           338          283
                                                                                $1,396        $1,054         $727

  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements

        7.      SHORT-TERM DEBT AND OTHER BORROWINGS

Short-term debt of $15,962,000 and $49,421,000 outstanding at December 31, 1996 and 1995, respectively, consists of securities sold under agreements to repurchase ("repurchase agreements"), Federal funds purchased and Federal Home Loan Bank ("FHLB") advances. These amounts included $12,062,000 and $14,921,000 of repurchase agreements at December 31, 1996 and 1995, respectively, $3,900,000 and $15,000,000 of Federal funds purchased at December 31, 1996 and 1995, respectively, and $19,500,000 of FHLB advances at December 31, 1995. The weighted average interest rate on such outstanding borrowings was 5.20% and 5.50% at December 31, 1996 and 1995, respectively. The maximum amount outstanding at the end of any month during 1996 and 1995 was approximately $71,735,000 and $49,942,000 , respectively.

The Company has pledged certain securities to collateralize the repurchase agreements. These agreements generally mature and are renewed daily.

Other borrowings at December 31, 1996 consists of advances from the FHLB of $10,000,000. Two $5,000,000 advances are maintained with interest rates of 5.86% and 6.14% and due dates of January 1998 and January 1999, respectively. The Company has pledged certain loans secured by one to four family residential mortgages as collateral for these advances.

        8.      INCOME TAXES

The components of income tax expense for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                            1996                    1995                    1994
                                                                                               (in thousands)
        Current expense                                                   $6,380                  $3,469                  $  711
        Deferred (benefit) expense                                          (200)                    693                   1,497
                                                                          $6,180                  $4,162                  $2,208

The reconciliation of expected income tax at the statutory Federal rate (35% in 1996 and 1995 and 34% in 1994) with income tax expense for the years ended December 31, 1996, 1995 and 1994 , is as follows:

                                                                             1996               1995             1994
                                                                                     (in thousands)
        Expected income tax expense at statutory rate                    $6,120           $4,200           $2,173
        Increase (decrease) in income tax expense
                resulting from:
                        State taxes, net of federal tax benefit             462              323
                        Benefit of net operating loss carryforward         (229)            (217)             (34)
                        Tax exempt interest                                (320)            (156)            (138)
                        Other, net                                          147               12              207
                                Income tax expense                       $6,180           $4,162           $2,208

  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements

        8.      INCOME TAXES (Continued)

The components of net deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                                                 1996                    1995
                                                                                         (in thousands)
        Allowance for loan losses                                               $2,559                  $1,821
        Accumulated depreciation                                                 1,631                   2,050
        Deferred compensation                                                      190                     213
        Net operating loss carryforwards                                         2,038                   1,861
        Other                                                                      157                     430
        Unrealized securities (gains) losses                                       125                    (356)
                                                                                $6,700                  $6,019

The Company has federal net operating loss carryforwards of approximately $6,000,000, which expire in years 2003 through 2008. Use of the net operating loss carryforwards is limited to approximately $600,000 each year.

        9.      EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan for employees 21 years of age or over with at least three months of service, which covers substantially all employees. Under the plan, employees may contribute from 2% to 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. Employees may elect for up to 25% of their contributions to be invested in the Company's common stock. The Company matches, in contributions of the Company's common stock, 100% of the employee's first 2% of contributions and 50% of the next 4% of contributions. The Company contributed approximately $455,000, $370,000 and $363,000 to the plan in 1996, 1995 and 1994, respectively.

  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements


        10.     COMMON STOCK

On May 23, 1996, the shareholders of the Company approved an amendment to the Company's articles of incorporation to increase the authorized shares of its common stock to 20,000,000.

The Company has a Long-Term Incentive Plan which allows the Board of Directors to award any combination of stock options, restricted stock and cash. During 1995, the Company issued 2,000 shares of restricted stock.

The Company also has a qualified incentive stock option plan for the benefit of certain of the Company's key officers and employees. Additionally, the Company has a non-qualified stock option plan for directors and certain officers. The Company may grant options under these plans for up to 1,194,513 shares of common stock. Options under these plans are exercisable at no less than fair market value at the date of grant and are subject to a prorated five-year vesting requirement. The options are exercisable as they vest and expire no later than ten years after that date.

  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements

        10.     COMMON STOCK (Continued)

On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the impact on the Bank's net income and net income per share would not have been material.

A summary of the status of the Bank's Plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                               1996                1995              1994
                                             Weighted            Weighted          Weighted
                                              Average             Average           Average
                                             Exercise            Exercise          Exercise
                                   Shares     Price     Shares    Price    Shares   Price
Outstanding at beginning of year   753,695   $ 7.92    688,768   $7.44     552,350  $7.67
Pooling adjustment                    -          -        -        -        70,380   6.86
Granted                             93,980    14.96    115,387    9.65     178,081   6.90
Exercised                          (55,144)    6.18    (30,013)   4.38     (56,280)  4.84
Forfeited                          (31,665)   11.80    (20,447)   6.63     (55,763)  9.93
Outstanding at end of year         760,866   $ 8.76    753,695   $7.92     688,768  $7.44

The following table summarizes information about the Plan's stock options at December 31, 1996:

                                                  Options Outstanding                  Options Exercisable
                                                       Weighted -
                                                        Average
                                                       Remaining       Weighted -                     Weighted -
                                 Number               Contractual       Average        Number          Average
                              Outstanding                Term           Exercise     Exercisable      Exercise
  Range of Exercise Prices    at 12/31/96             (in years)         Price       at 12/31/96       Price
        4.00 - 5.99              49,043                  4.35            $5.54         44,963          $ 5.55
        6.00  - 7.00            352,433                  4.74             6.47        257,205            6.57
        7.01 - 8.00              59,790                  6.76             7.71         33,520            7.73
        8.01 - 9.00              64,536                  5.43             8.33         40,457            8.27
        9.01 - 10.00            102,600                  8.10             9.73         22,120            9.75
        10.01 - 17.00            88,244                  9.20            14.84            740           12.24
        17.01 - 19.00            44,220                  3.17            18.18         44,220           18.18
                                760,866                  5.81            $8.76        443,225          $ 8.04

At December 31, 1996, the Company had outstanding warrants to purchase 12,000 shares of its common stock at a purchase price of $9.17 per share. While these warrants are currently exercisable, none have been, and they expire on December 31, 2000.

  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements

      11.     REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes
Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank.

Under regulations of the Federal Reserve, banking affiliates are required to maintain certain minimum average reserve balances which include both cash on hand and deposits with the Federal Reserve. These deposits are included in cash and cash equivalents in the accompanying balance sheets. At December 31, 1996 and 1995, the Bank was required to maintain such balances of approximately $6,400,000 and $10,100,000, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996 and 1995, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

A summary of the Company's required and actual capital components follows (amounts in thousands):

                                                                                         To Be Well Capitalized
                                                                                              Under Prompt
                                                                         For Capital          Corrective
                                                           Actual      Adequacy Purposes   Action Provisions
                                                       Amount   Ratio    Amount  Ratio      Amount     Ratio
        As of December 31, 1996:

        Total Capital ( to Risk Weighted Assets)       $83,696   12.2%  $54,910   8.0%     $68,637     10.0%
        Tier I Capital ( to Risk Weighted Assets)       75,261   11.0    27,455   4.0       41,182      6.0
        Tier I Capital  (to Average Assets)             75,261    8.2    36,547   4.0       45,684      5.0

        As of December 31, 1995:

        Total Capital ( to Risk Weighted Assets)       $74,995   12.1%  $49,472   8.0%     $61,841     10.0%
        Tier I Capital ( to Risk Weighted Assets        67,415   10.9    24,736   4.0       37,104      6.0
        Tier I Capital ( to Average Assets)             67,415    8.7    30,939   4.0       38,674      5.0

  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements



        12.     LEASE OBLIGATIONS

The Company leases a portion of its facilities under various operating leases. Rental expense related to such leases amounted to approximately $1,100,000, $825,000 and $827,000 in 1996, 1995 and 1994, respectively.

A summary of noncancelable, long-term lease commitments at December 31, 1996 follows:

        1997                        $  951,000
        1998                           932,000
        1999                           923,000
        2000                           772,000
        2001                           676,000
        Thereafter                   2,882,000
                                    $7,136,000



        13.     COMMITMENTS AND CONTINGENCIES

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

The Company's risk of loss in the event of nonperformance by the other party to the commitment to extend credit, line of credit and standby letter of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, real estate and time deposits with financial institutions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of December 31, 1996 and 1995, outstanding financial instruments whose contract amounts represent credit risk were as follows:

                                                  1996                    1995
                                                         (in thousands)
        Unfunded loans and lines of credit      $123,375                $107,276
        Standby letters of credit               $  3,629                $  1,629



The Company's lending is concentrated primarily in eastern North Carolina. Credit has been extended to certain of the Company's customers through multiple lending transactions.

  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements


        13.     COMMITMENTS AND CONTINGENCIES (Continued)

Various legal proceedings against the Company and its subsidiaries have arisen from time to time in the normal course of business. Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial positions or results of operations of the Company or its subsidiaries.

        14.     RELATED PARTY TRANSACTIONS

In the normal course of business certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, were loan customers.

Activity in these loans is summarized as follows :

                                                1996                 1995
                                                     (in thousands)
  Balance, beginning of year                  $ 4,827              $11,604
  Loans made                                    2,705                3,344
  Payment received                             (3,100)              (4,244)
  Changes in composition                         (424)              (5,877)
  Balance, end of year                        $ 4,008              $ 4,827


        15.     PARENT COMPANY FINANCIAL DATA

The Company's principal asset is its investment in the Bank. Condensed financial statements for the parent company as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                              1996                 1995                    1994
                                                                                              (in thousands)
        Condensed Balance Sheets
        Cash                                                           $   368                 $   331
        Investment in wholly-owned subsidiary                           86,296                  79,115
        Other assets                                                       365                      56
                        Total assets                                   $87,029                 $79,502
        Other liabilities                                              $   133                 $    95
        Shareholders' equity                                            86,896                  79,407
                        Total liabilities and shareholders' equity     $87,029                 $79,502
        Condensed Statements of Income
        Dividends from wholly-owned subsidiary                         $ 3,447                 $   588                  $  967
        Miscellaneous expenses                                             109                     236                     274
        Income before equity in earnings of wholly-owned subsidiary      3,338                     352                     693
        Equity in undistributed earnings of wholly-owned subsidiary      7,963                   7,506                   3,489
                        Net income                                     $11,301                 $ 7,858                  $4,182

  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements

        15.     PARENT COMPANY FINANCIAL DATA (Continued)

        Condensed Statements of Cash Flows                               1996             1995          1994

        Cash flows from operating activities:
                Net income                                             $11,301          $ 7,858      $ 4,182
                Equity in undistributed earnings of wholly-owned
                   subsidiary                                           (7,963)          (7,506)      (3,489)
                Decrease (increase) in other assets                       (309)             378         (361)
                Increase (decrease) in other liabilities                    38              (44)          84
                        Net cash provided by operating activities        3,067              686          416
        Cash flows used in investing activities -
                Investment in subsidiary                                     -           (1,300)        (743)
        Cash flows from financing activities:
                Common shares issued to the public                           -            1,300          515
                Shares issued under stock plans                            527              418        1,610
                Dividends                                               (3,277)          (1,761)        (713)
                Cash issued for fractional shares                           (3)              (7)          -
                Repurchased shares                                        (277)            (188)          -
                        Net cash provided by (used in) financing
                           activities                                   (3,030)            (238)      1,412
                        Net increase (decrease) in cash                     37             (852)      1,085
        Cash at beginning of year                                          331            1,183          98
        Cash at end of year                                            $   368          $   331     $ 1,183

        Non-cash transactions:

                Change in unrealized gain (loss) on securities
                   available for sale, net                            $  (782)         $ 3,481     $(2,940)


        16.     FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, these estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Company taken as a whole.

Cash and due from banks, Federal funds sold and interest-bearing deposits in banks are equal to the fair value due to the nature of the financial instruments. The fair value of securities is estimated based upon bid quotations received from various securities dealers. Loans held for sale are considered short term assets that are carried at market value at December 31, 1996 and 1995. The fair value of the Company's loans is determined by discounting the scheduled cash flows through the loan's estimated maturity using estimated market discount rates that most reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based upon the stated average maturity of management's estimates of prepayments considering current economic conditions and prevailing interest rates.

  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements

        16.     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The fair value of deposits with no stated maturities, such as noninterest-bearing deposits, interest checking, money market and savings accounts, are equal to the amount payable as required by SFAS No. 107. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, are based on the discounted contractual cash flows. The discount rate is estimated using rates currently offered for deposits of similar maturities.

Short-term debt includes repurchase agreements and Federal funds purchased, which reprice daily or monthly to allow for their market value to equal their carrying value. The fair value of FHLB advances in short-term debt was determined using discounted contractual cash flows. Other borrowings at December 31, 1996 consists of debt with maturities ranging from one to two years. The fair values of these liabilities are estimated using the discounted values of the contractual cash flows. The discount rate is estimated using the rates currently in effect for similar borrowings.

The fair value of off-balance sheet financial instruments has not been considered in determining on balance sheet fair value. The fair value of unfunded loans and lines of credit and standby letters of credit approximates the stated value since they are either short term in nature or subject to immediate repricing.

The following table presents information for financial assets and liabilities as of December 31, 1996 and 1995:

                                                                               1996                            1995
                                                                     Carrying         Fair        Carrying           Fair
                                                                       Value          Value         Value             Value
                                                                                         (in thousands)
        Financial assets:
                Cash and due from banks                              $ 34,615          $ 34,615    $ 41,679          $ 41,679
                Federal funds sold                                      1,011             1,011       2,815             2,815
                Interest-bearing deposits in banks                        879               879       1,128             1,149
                Securities                                            243,198           243,753     204,189           207,656
                Loans held for sale                                     2,413             2,413       3,497             3,497
                Loans, less allowance for loan losses                 639,718           640,851     559,707           561,172
                Interest receivable                                     8,813             8,813       7,619             7,619
                                Total financial assets               $930,647          $932,335 $   820,634          $825,587

        Financial liabilities:
                Deposits                                             $847,764          $850,327    $714,590          $715,467
                Short-term debt                                        15,962            15,962      49,421            49,421
                Other borrowings                                       10,000            10,000           -                 -
                Interest payable                                        6,593             6,593       6,254             6,254
                                Total financial liabilities          $880,319          $882,882    $770,265          $771,142

The Company's remaining assets and liabilities are not considered financial instruments.

  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements

        17.     QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for the years ended December 31, 1996 and 1995 is as follows:

                                                                    1996
                                                Fourth       Third         Second      First
                                                   (in thousands, except per share data)
        Interest income                        $18,961      $18,935       $17,998     $16,972
        Interest expense                         8,392        8,566         8,122       7,530
        Provision for loan losses                  765          300           723         312
        Noninterest income                       1,813        2,104         2,529       2,048
        Noninterest expense                      7,369        7,557         7,098       7,145
        Income tax expense                       1,317        1,694         1,683       1,486
        Net income                             $ 2,931      $ 2,922       $ 2,901     $ 2,547
        Primary earnings per  share            $   .27      $   .27       $   .27     $   .24
        Fully diluted earnings per share       $   .27      $   .27       $   .27     $   .24


                                                                             1995
                                                   Fourth           Third            Second           First
                                                            (in thousands, except per share data)
        Interest income                           $16,516          $15,976          $15,264          $14,485
        Interest expense                            7,217            7,292            6,710            5,921
        Provision for loan losses                     158               38               92              140
        Noninterest income                          2,575            1,962            1,803            1,726
        Noninterest expense                         8,093            6,854            7,077            8,695
        Income tax expense                          1,306            1,312            1,048              496
        Net income                                $ 2,317          $ 2,442          $ 2,140          $   959
        Primary earnings per share                $   .22          $   .23          $   .20          $   .09
        Fully diluted earnings per share          $   .22          $   .23          $   .20          $   .09

  TRIANGLE BANCORP, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements

        18.     OTHER INVESTING AND FINANCING ACTIVITIES

Excluded from the consolidated statements of cash flows was the effect of the following noncash activities:

                                                                               1996        1995        1994
                                                                                        (in thousands)
        Change in unrealized gain (loss) on securities
                available for sale, net                                      $ (782)      $ 3,481    $  2,592
        Transfers to securities available for sale                                         $44,332   $110,391
        Transfers to securities held to maturity                             $4,557       $22,149    $ 11,150
        Loans transferred from held for sale to mortgage
                loans                                                                                $  3,921



        The Company acquired five branches and divested of one branch in 1996 and acquired three branches in 1995. In conjunction with these transactions, assets acquired and liabilities assumed were as follows (in thousands):


                                                       1996            1995
                                                          (in thousands)
        Deposits                                     $52,095          $55,257
        Loans                                             54          (18,683)
        Premium paid on deposits and goodwill         (3,926)          (3,888)
        Premises and equipment                          (365)            (552)
        Other assets                                     (45)             (40)
        Other liabilities                                142               70
                    Net cash acquired                $47,955          $32,164

TRIANGLE BANK
--------------------------------------------------------------------------------


Executive Management             David Parker                 Patricia Holloway
                                 Tar River Region             Retail Banking
Michael S. Patterson
Chairman,                        Jerry W. Powell              E.W. Hooks
President and CEO                Greenville                   Whiteville

H. Leigh Ballance, Jr.           Joseph E. Pressly, Jr.       David A. May
Executive Vice President         Goldsboro                    Nashville
Banking Group
                                 Deborah V. Reed              Susan Parent
Debra L. Lee                     Finance                      Training and Retail Sales
Executive Vice President
Chief Financial Officer          Arthur R. Rogers             Roy J. Parker, III
                                 Greenville                   Goldsboro
Steven R. Ogburn
Executive Vice President         Walter G. Rogers             Joann G. Ricks
Chief Credit Officer             Credit Administration        Seaboard and Scotland Neck

Executive Vice President         Stephen R. Salisbury         Robert B. Riley
                                 Credit Administration        Rocky Mount
C.W. Carpenter
Dunn                             Judy M. Stephenson           Kevin Roberts
                                 Raleigh                      New Bern
George W. Holt
Whiteville                       Edward O. Wessell            Ron Schappell
                                 Branch Administration        Cary
Billy N. Quick
Oxford                           Kirk A. Whorf                Peter Siemion
                                 Funds Management             Credit Review
Senior Vice President
                                 David Woodell                Dorothy J. Smith
Max E. Ashworth, Sr.             Chapel Hill/Durham           Battleboro
Fuquay-Varina
                                 Vice President               Jay B. Temple
Larry D. Barbour                                              Raleigh
Raleigh                          Henry Andrews
                                 Carrboro                     Sandra A. Temple
Dennis I. Bellefeuille                                        Branch Services
Employee Benefits                Robert Bromhal
                                 Raleigh                      James L. Thompson
Charles T. Bowers                                             Tarboro
Sanford                          Lucinda Cole
                                 Audit                        Ruby Ward
Robert E. Branch                                              Raleigh
Capital Region                   Laura S. Copeland
                                 Credit Card                  John E. Warren
Gary J. Brock                                                 Rocky Mount
Credit Administration            Darrell Fowler
                                 Dunn                         Meredith Wilkins
Lou Cunningham                                                Fayetteville
Banking Group                    Prudence T. Frederick
                                 Marketing                    Susan C. Gilbert
Susan L. Fonville                                             Corporate Secretary
Marketing                        Wayne L. Gentry
                                 Raleigh
Malcolm F. Forde
Human Resources                  Vernell R. Glover, Jr.
                                 Bailey and Middlesex
Daniel T. Fox
Chapel Hill                      W. Erik Gray
                                 Wilmington
D. Nicholson Guy
Southeast Region                 William E. Greene
                                 Garner
William V. Leaming
Operations                       Richard Hawkins
                                 Durham


BOARD OF DIRECTORS
--------------------------------------------------------------------------------

Carole S. Anders                           Willie S. Edwards                         Michael S. Patterson (1)
Community Volunteer                        Real Estate Developer                     Chairman, President and CEO
Raleigh                                    Washington                                Triangle Bank
                                                                                     Triangle Bancorp, Inc.
Charles H. Ashford Jr., M.D.               James P. Godwin Sr. (1)                   Raleigh
Physician                                  President
New Bern                                   Godwin Manufacturing Co., Inc.            Patrick H. Pope (1)
                                           Dunn                                      Partner
John B. Harris Jr.                                                                   Pope, Tilghman & Tart
President                                  Robert L. Guthrie                         Dunn
Winston Hospitality, Incorporated          President
Raleigh                                    Associated Insurers, Inc.                 William R. Pope
                                           Raleigh                                   President and CEO
H. Leigh Ballance Jr.                                                                Pope's Distributing Company
Executive Vice President                   George W. Holt                            Coats
Triangle Bank                              Executive Vice President
Triangle Bancorp, Inc.                     Triangle Bank                             Billy N. Quick Sr. (2)
Raleigh                                    Whiteville                                Executive Vice President
                                                                                     Triangle Bank
E. B. Borden (1)                           Earl Johnson Jr. (1)                      Oxford
President                                  Chairman
Borden Manufacturing Co.                   Carolina Crane Corporation                J. Dal Snipes
Goldsboro                                  Raleigh                                   President
                                                                                     Snipes Insurance Service, Inc.
Robert E. Bryan Jr.                        Edythe P. Lumsden (1)                     Dunn
Chairman                                   President
Express Stop, Inc.                         Capital Land Investment Company           N. Johnson Tilghman
Fayetteville                               Raleigh                                   Partner
                                                                                     Pope, Tilghman & Tart
David T. Clancy (1)                        J. L. Maxwell Jr.                         Dunn
President                                  Chairman
Clancy & Theys Construction Co.            Goldsboro Milling Company                 Sydnor M. White Jr.
Raleigh                                    Goldsboro                                 President
                                                                                     CJS, Inc.
N. Leo Daughtry                            Michael A. Maxwell (2)                    Raleigh
Attorney                                   Senior Scientist
Daughtry, Woodard, Lawrence,               Environmental Protection Agency           J. Blount Williams
and Starling                               Chapel Hill                               President
Smithfield                                                                           Alfred Williams & Company
                                           Wendell H. Murphy                         Raleigh
Syd W. Dunn                                Chairman and CEO
Chairman                                   Murphy Family Farms
Hannah & Dunn, Inc.                        Rose Hill
Greenville



(1) Executive Committee Members
(2) Triangle Bank Board only




Triangle Bancorp, Inc. and Subsidiary                                         46

(Full page photo appears here)

Left to Right
Front to Back

June Campbell, Credit Administration Sarah Wiggs, Check Imaging Scott Chandler, Data Processing Vivian Dobbin, Document Imaging Joan Franklin, Deposit Services Don Raper, Rocky Mount Max Ashworth, Fuquay-Varina Fran McAllister, Loan Operations Karen Singletary, Finance Joann Ricks, Scotland Neck/Seaboard Sondra Collins, Cameron Village Debbie Birkenmeyer, Administration Tim Barbour, Benson Kirk Whorf, Funds Management Dwight Scott, General Services