Form 10-Q
period 1997-03-31
TRIANGLE BANCORP INC
filed 1997-05-14
CIK 885576

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997



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
Yes  x                    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock                                               10,472,216
      Class                                          Outstanding at May 9, 1997

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         The Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996 and the Consolidated Statements of Income and Cash Flows for the three month periods ended March 31, 1997 and March 31, 1996 have been included as Attachments to this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         HIGHLIGHTS

         During the first quarter of 1997, Triangle Bancorp ("the Company") continued it's strategy of growth with the signing of a Letter of Intent to acquire Bank of Mecklenburg, Charlotte, North Carolina on March 27, 1997. Bank of Mecklenburg has $274 million in assets as of March 31, 1997; this transaction is discussed further in Part II, Item
         5. The Company's subsidiary, Triangle Bank ("Triangle") opened a de novo branch in Raleigh and entered the in-store delivery market in April with plans for additional in-store locations throughout 1997. Also in the first quarter of 1997, the Company surpassed the one billion dollar mark in total assets.

         OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997  AND 1996

         The Company's net income for the three months ended March 31, 1997 was $3,042,000 compared to $2,547,000 for the same period in 1996, an increase of 19%. Earnings per common share were $0.28 for the three months ended March 31, 1997 compared to $0.24 per common share for the same period in 1996.

         For the three months ended March 31, 1997 the annualized returns on average assets and equity were 1.25% and 14.01%, respectively, compared to 1.18% and 12.69%, respectively for the same period in 1996.

         Core earnings for the period were positively impacted by an increase in net interest income due to an increase in the volume of earning assets. Net interest income for the three months ended March 31, 1997 was $10,600,000 compared to $9,442,000 for the same period in 1996 an increase of $1,158,000 or 12%. Average earning assets increased $114 million, primarily in loans ($78 million) and investment securities ($30 million). Average costing liabilities increased by $97 million, $31 million in savings and money market deposits and $61 million in time deposits less than $100,000. The net yield on interest earning assets decreased slightly to 4.74% at March 31, 1997 from 4.78% as of March 31, 1996.

         For the three months ended March 31, 1997, a loan loss provision of $500,000 was made compared to a provision of $312,000 for the same period in 1996. The increase in provision was due to growth in the loan portfolio and a continued commitment to maintaining adequate loan loss reserves.

         Noninterest income for the three months ended March 31, 1997 was $1,988,000 compared to $2,048,000 for the same period in 1996 a decrease of $60,000 or 3%. Increases were seen in income from investment services and the sale of loans. However, they were offset by a decrease in service charge income primarily in overdraft charges; a decrease in fees related to mortgage originations and associated fees due to a decrease in volume; and a decrease in other income which included a loss of $104,000 on the sale of a vacant facility.

         Noninterest expenses were relatively flat with an increase of $116,000, or 1.6%, for the three months ended March 31, 1997 compared to the same period in 1996. During the first quarter of 1997, personnel costs deferred associated with SFAS 91 were adjusted upward to more accurately reflect the cost of originating loans. This resulted in a decrease in salaries and employee benefits compared to the first quarter of 1996. Increases in occupancy and office expenses were incurred due to the net addition of four branches over the first quarter of 1996.

         FINANCIAL CONDITION

         Total assets were $1.01 billion as of March 31, 1997 an increase of $39 million from December 31, 1996. The increase from December 31, 1996 to March 31, 1997 is in the loan portfolio as well as securities available for sale. This growth was funded by a $32 million increase in deposit accounts primarily in savings and money market and time deposits less than $100,000.

         The Company continued to maintain strong loan loss reserves during the period. As a result of loan growth, the provision was increased to $500,000 for the three months ended March 31, 1997 from $312,000 for same period in 1996. Nonaccrual loans were $2,011,000 at March 31, 1997 versus $1,120,000 at March 31, 1996. This increase reflect is the results of two relationships as well as loan growth of 14%. The loan loss reserves at March 31, 1997 were 1.52% of gross loans and 226% of nonperforming assets and other real estate owned compared to 1.49% and 311%, respectively, at March 31, 1996. Although nonaccrual loans have increased from the year ago period, management feels loan loss reserves are adequate. A summary of certain information related to the loan loss reserves and nonperforming assets as of March 31, 1997 follows:

                RESERVE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                             (DOLLARS IN THOUSANDS)


ANALYSIS OF RESERVE FOR LOAN LOSSES:

Beginning Balance, January 1, 1997                                                        $ 9,715
                                                                                          -------


Deduct charge-offs:
         Commercial financial and agricultural                                                10
         Real estate, construction and land development                                       19
         Installment loans to individuals                                                     37
         Credit card and related plans                                                        93
                                                                                         -------
                                                                                             159
Add recoveries:
         Commercial, financial and agricultural                                              234
         Real estate, construction and land development                                        6
         Installment loans to individuals                                                     80
         Credit card and related plans                                                        18
                                                                                         -------
                                                                                             338
                                                                                         -------
Net recoveries                                                                               179

Additions charged to operations                                                              500
                                                                                         -------
Ending balance, March 31, 1997                                                           $10,394
                                                                                         =======

Ratio of net charge-offs to average loans outstanding during the period                   (0.027%)

ANALYSIS OF NONPERFORMING ASSETS:

Nonaccrual loans:
         Commercial, financial and agricultural                                           $1,068
         Real estate, construction and land development                                      906
         Installment loans to individuals                                                     37
                                                                                          ------
                                                                                           2,011

Loans contractually past due 90 days or more
     as to principal or interest                                                           2,140
Foreclosed assets                                                                            451
                                                                                          ------

TOTAL                                                                                     $4,602
                                                                                          ------

         Total deposits were $879 million at March 31, 1997 an increase of $31 million from December 31, 1996. The increase from December 31, 1996 is due to internal growth in savings, money market and time deposits less than $100,000.

         CAPITAL

         The adequacy of capital is reviewed regularly, in light of current plans and economic conditions, to ensure that sufficient capital is available for current and future needs, to minimize the Company's cost of capital and to assure compliance with regulatory requirements. The Company's capital ratios as of March 31, 1997 are as follows:


                                                     ACTUAL   REQUIRED   EXCESS
                                                     PERCENT   PERCENT   PERCENT
                                                     -------  --------   -------
         Tier 1   Capital to Risked Based Assets     11.04 %    4.00 %    7.04 %

         Total   Capital to Risked Based Assets      12.39 %    8.00 %    4.29 %

         Leverage Ratio                                7.91 %   4.00 %    3.91 %




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

Item 3. Defaults Upon Senior Securities

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         On April 28, 1997 the annual shareholders meeting was held by the Company to vote (i) to consider and act upon a proposal to amend the Company's Bylaws to increase the maximum number of directors from 24 to 26; (ii) to elect 13 members of the Board of Directors; (iii) to consider a proposal to approve the Triangle Bancorp, Inc. Employee Stock Purchase Plan, as amended and restated; (iv) to consider a proposal to ratify the appointment of Coopers & Lybrand L.L.P. as independent public accountants of the Company for 1997, and (v) to consider and act on any other matters that may properly come before the Annual Meeting.

         The results of proposal (i), amendment of bylaws: 6,927,148 for; 327,724 against; and 261,089 abstain.

         The results of proposal (ii), election of directors:

                           FOR            AGAINST        ABSTAIN          NOT
                                                                          VOTED

Carole S. Anders       7,423,708             0           92,252           0

H. Leigh Ballance      7,423,860             0           92,100           0

James P. Godwin, Sr.   7,263,346             0          252,614           0

Michael A. Maxwell     7,377,316             0          138,644           0

Wendell H. Murphy      7,236,026             0          279,934           0

Michael S. Patterson   7,424,922             0           91,038           0

Patrick H. Pope        7,378,687             0          137,273           0

William R. Pope        7,376,038             0          139,922           0

Billy N. Quick, Sr.    7,416,989             0           98,791           0

J. Dal Snipes          7,380,589             0          135,371           0

N. Johnson Tilghman    7,425,213             0           90,747           0

Sydnor B. White, Jr.   7,425,568             0           90,392           0

J. Blount Williams     7,425,517             0           90,443           0

         Directors whose term of offices continued after the meeting:

         Charles H. Ashford, Jr.
         Edwin B. Borden
         Robert E. Bryan, Jr.
         N. Leo Daughtry
         George W. Holt
         Edythe P. Lumsden
         David T. Clancy
         Syd W. Dunn, Jr.
         Willie S. Edwards
         Robert L. Guthrie
         John B. Harris
         Earl Johnson, Jr.
         J. L. Maxwell, Jr.

         The results of proposal (iii), approval of Employee Stock Purchase
         Plan: 7,237,990 for; 211,572 against; and 66,399 abstain.

         The results of proposal (iv), ratification of independent public accountants: 7,373,943 for; 72,315 against; and 69,703 abstain.

Item 5. Other Information

         On March 27, 1997 the Company announced the signing of a Letter of Intent with Bank of Mecklenburg, Charlotte, North Carolina whereby Bank of Mecklenburg will be acquired by and operate as a subsidiary of the Company. The Definitive Agreement was signed April 25, 1997 and the transaction is subject to receipt of shareholder and regulatory approvals as well as the satisfaction of various other conditions.

         Pursuant to the Definitive Agreement, the Company will exchange 1.00 shares of its common stock for each share of Bank of Mecklenburg's common stock issued and outstanding. It is contemplated the transaction will be accounted for as a pooling of interests and the stock exchange will qualify as tax free reorganization. As of March 31, 1997, Bank of Mecklenburg had $274 million in assets.

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits

         (19)     Report furnished to security holders.

         (27)     Financial data schedule.

b)       Reports on Form 8-K

         (i) A Form 8-K was filed on April 1, 1997 announcing the Company signed a Letter of Intent with Bank of Mecklenburg, Charlotte, North Carolina whereby Bank of Mecklenburg will be acquired by and operated as a subsidiary of the Company.

                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                        March 31,            December 31,
                                                                          1997                   1996

ASSETS
Cash and due from banks                                             $    29,223,457          $34,614,622
Federal funds sold                                                        4,170,000            1,010,891
Interest-bearing deposits in banks                                          399,607              879,360
Securities available for sale                                           163,684,418          146,086,069
Securities held to maturity, market value;
    $90,440,000 and $97,667,000                                          90,395,620           97,111,953
Loans held for sale                                                           3,794            2,412,738
Loans, less allowance for losses of
    $10,394,405 and $9,715,387                                          671,744,493          639,718,248
Premises and equipment, net                                              19,912,563           20,181,307
Interest receivable                                                       9,544,852            8,812,952
Deferred income taxes                                                     7,021,929            6,700,349
Intangible assets                                                        11,290,201           11,654,033
Other assets                                                              2,209,321            1,922,477
                                                                 -------------------    -----------------

                Total assets                                         $1,009,600,255         $971,104,999
                                                                 ===================    ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                                          $132,745,490         $139,904,711
   Interest-bearing demand                                               77,456,515           83,961,295
   Savings and money market                                             198,904,539          181,658,946
   Large denomination certificates of deposit                            67,807,990           61,684,287
   Other time                                                           402,579,437          380,554,636
                                                                 -------------------    -----------------

                Total deposits                                          879,493,971          847,763,875

Short-term debt                                                          25,466,603           15,962,391
Other borrowings                                                          5,000,000           10,000,000
Interest payable                                                          6,119,428            6,593,267
Other liabilities                                                         5,363,741            3,889,128
                                                                 -------------------    -----------------

                Total other liabilities                                  41,949,772           36,444,786
                                                                 -------------------    -----------------

                Total liabilities                                       921,443,743          884,208,661
                                                                 -------------------    -----------------

Commitments and contingencies*


SHAREHOLDERS' EQUITY

   Common stock, no par value 20,000,000                                 61,425,426           61,544,172
      authorized; 10,488,854 shares and
      10,468,036 shares outstanding at March 31,
     1997 and December 31, 1996, respectively
   Undivided profits                                                     27,238,335           25,245,470
   Unrealized gain (loss) on securities available for sale                 (507,249)             106,696
                                                                 -------------------    -----------------

                Total shareholders' equity                               88,156,512           86,896,338
                                                                 -------------------    -----------------

                Total liabilities and shareholders' equity           $1,009,600,255         $971,104,999
                                                                 ===================    ==================

*Standby letters of credit outstanding at March 31, 1997 amounted to $3,305,533

The accompanying notes are an integral part of the consolidated financial statements.

                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                For the three   For the three
                                                months ended     months ended
                                               March 31, 1997   March 31, 1996
INTEREST INCOME:
   Interest and fees on loans                   $ 15,573,312    $ 13,795,245
   Securities                                      3,549,844       3,128,609
   Interest bearing deposits                           5,791          10,823
   Interest rate swap                                   --             3,785
   Federal funds sold                                111,124          33,980
                                                ------------    ------------
     Total interest income                        19,240,071      16,972,442

INTEREST EXPENSE:
   Large denomination certificates of deposit        978,943         812,185
   Other deposits                                  7,236,768       6,296,726
   Short-term debt                                   324,587         420,533
   Other borrowed funds                               99,608             719
                                                ------------    ------------
     Total interest expense                        8,639,906       7,530,163
                                                ------------    ------------

Net interest income                               10,600,165       9,442,279

Provision for loan losses                            500,000         312,500
                                                ------------    ------------
Net interest income after
  provision for loan losses                       10,100,165       9,129,779
                                                ------------    ------------
NONINTERST INCOME:
    Service charges on deposit accounts            1,376,534       1,442,966
    Other commissions and fees                       465,744         499,752
    Gain (loss) on sale of securities                 (9,813)         (4,188)
    Gain on sale of foreclosed assets                   --            16,090
    Gain on sale of loans                             85,224            --
    Triangle Investment Services                      92,511          46,929
    Other operating income                           (22,258)         46,139
                                                ------------    ------------
     Total noninterest income                      1,987,942       2,047,688
                                                ------------    ------------
NONINTERST EXPENSE:
    Salaries and employee benefits                 3,289,201       3,360,018
    Occupancy expense                                671,543         640,993
    Furniture and equipment expense                  567,357         582,755
    Professional fees                                434,140         355,010
    Federal deposit insurance expense                 18,000          53,518
   Advertising and public relations                  213,778         244,079
   Office expenses                                   340,722         181,862
   Amortization of intangible assets                 352,162         342,126
   Other operating expense                         1,373,752       1,384,536
                                                ------------    ------------
     Total noninterest expense                     7,260,655       7,144,897
                                                ------------    ------------

Net income before income taxes                     4,827,452       4,032,570

Income tax expense                                 1,785,000       1,485,537
                                                ------------    ------------

Net income                                   $     3,042,452   $   2,547,033
                                                ============   =============

Primary income per share data:
    Net income                                          0.28            0.24
    Average common equivalent shares              10,860,014      10,758,460
Income per share data assuming full dilution:
    Net income                                          0.28            0.24
   Average common equivalent shares               10,873,226      10,759,117

Cash dividends declared per share                       0.10            0.07


The accompanying notes are an integral part of the consolidated financial statements.

                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                              MARCH 31,          MARCH 31,
                                                                                1997                1996
Cash flows from operating activities:
Net income                                                                   $  3,042,452    $  2,547,033
Adjustments to reconcile net income to net cash provided (used) by operations:
    Depreciation and amortization                                                 791,194         713,937
    Accretion of discount on investment securities,
    net of amortization of premiums                                                57,467          28,004
    Provision for loan losses                                                     500,000         312,500
    Loss (Gain) on sale of investments                                              9,813           4,188
    Loss (Gain) on Fixed Assets                                                  (129,072)           --
    Mortgage loans held for sale:
        Originations                                                             (948,368)     (6,712,899)
        Sales                                                                   3,357,312       7,927,578
    Provision (benefit) for deferred taxes                                        (21,580)       (122,001)
    Gain on sale of foreclosed assets                                                --            16,090
    Change in other assets and liabilities:
        Interest receivable                                                      (731,900)       (678,184)
        Other assets                                                             (286,844)        400,141
         Interest payable                                                        (473,839)       (384,359)
        Other liabilities                                                       1,474,613        (128,439)
                                                                                ---------       ----------
          Net cash provided (used) by operating activities                      6,641,248       3,923,589
                                                                                ---------       ----------

Cash flows from investing activities:
    Proceeds from maturity and principal paydown of securities AFS              2,854,881       6,379,690
    Proceeds from maturities and principal paydown of securities HTM           11,031,019       5,695,110
    Proceeds from sales of investment securities AFS                           22,972,797       7,500,050
    Proceeds from sales of investment securities HTM                                 --              --
    Purchases of investment securities AFS                                    (44,441,766)    (31,282,024)
    Purchases of investment securities HTM                                     (4,280,174)     (9,538,343)
    Net increase in loans made to customers                                   (32,526,245)    (27,835,286)
    Capital expenditures, bank premises and equipment                            (239,399)     (1,222,784)
    Proceeds from sale of foreclosed assets                                          --           192,535
    Proceeds from sale of premises and equipment                                  209,851            --
    Proceeds from sale of mortgage servicing portfolio                               --              --
    Net cash acquired, in acquisition and divestitures                               --        51,240,736
                                                                              ------------     ----------
          Net cash used by investing activities                               (44,419,036)      1,129,684
                                                                              ------------     ----------

Cash flows from financing activities:
    Net increase or (decrease) in deposit accounts                             31,730,096      (6,653,191)
    Net increase (decrease) in short-term debt                                  9,504,212      (5,979,148)
    Net increase (decrease) in other borrowings                                (5,000,000)           --
    Proceeds from common stock issuance                                           239,638          41,163
    Repurchase of stock                                                          (542,728)           --
    Cash dividends paid                                                        (1,049,585)       (677,827)
    Cash payments for fractional shares                                              --              --
    Shares issued under stock plans                                               184,346         174,906
                                                                               ----------     ------------
          Net cash provided by financing activities                            35,065,979     (13,094,097)
                                                                               ----------     ------------

          Net (decrease) in cash and cash equivalents                          (2,711,809)     (8,040,824)

    Cash and cash equivalents at beginning of period                           36,504,873      45,621,841
                                                                               ----------      ----------

    Cash and cash equivalents at end of period                               $ 33,793,064    $ 37,581,017
                                                                             ============    ============



The accompanying notes are an integral part of the consolidated financial statements.




                      TRIANGLE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


         1.       Financial statement presentation and management representation

                  The consolidated financial statements include the accounts and results of operations of Triangle Bancorp, Inc. and its wholly-owned subsidiary, Triangle Bank. All significant intercompany transactions and accounts are eliminated in consolidation.

                  The interim consolidated financial statements as of and for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly, in all material respects, the consolidated financial position as of March 31, 1997 and 1996, and the results of operations and cash flows for the periods then ended. The results for the interim periods are not necessarily indicative of what results will be for the year ended December 31, 1997.

         2.       Earnings Per Share

                  The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" on December 31, 1997. SFAS No. 128 requires the Company to change its method for computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

                  If the Company had adopted SFAS No. 128 for the period ended March 31, 1997, the following computation would have been presented on the consolidated statements of income:

                                                                                Three Months     Three  Months
                                                                                Ended March      Ended March
                                                                                31, 1997         31, 1996

                  Basic income per common share:

                    Net income                                                  $3,042,452       $2,547,033

                           Weighted average shares:

                                    Common shares outstanding                   10,477,363       10,424,422

                                    Basic income per common share                    $0.29           $0.24


                                                                                Three Months     Three  Months
                                                                                Ended March      Ended March
                                                                                31, 1997         31, 1996

                  Diluted income per common share:

                  Net income                                                    $3,042,452       $2,547,033

                           Weighted average shares:
                                    Common shares outstanding                   10,477,363       10,424,422
                                    Dilutive effect of subordinated
                                            debt options                             6,055            4,687
                                    Dilutive effect of stock options               376,596          329,351
                                                                                ----------       ----------
                                    Total shares                                10,860,014       10,758,460

                                    Diluted income per common share                  $0.28            $0.24




         3.       Subsequent Event:

                  On April 25, 1997 the Company entered into a definitive agreement to acquire all the outstanding common stock of the Bank of Mecklenburg. The transaction is subject to shareholder and regulatory approval and is expected to be accounted for as a pooling of interests in the fourth quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    TRIANGLE BANCORP, INC.



Date: May 12, 1997                                  /s/ Debra L. Lee
                                                    Debra L. Lee,
                                                    EVP/Chief Financial Officer

                             TRIANGLE BANCORP, INC.
                                  EXHIBIT INDEX


EXHIBIT
NUMBER                     NAME                                             PAGE

19                         Report furnished to security holders.

27                         Financial Data Schedule