Form 10-Q
period 1997-06-30
TRIANGLE BANCORP INC
filed 1997-08-14
CIK 885576

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997



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
Yes  x                    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                               10,465,612
             Class                           Outstanding at August 8, 1997

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         The Consolidated Balance Sheets for June 30, 1997 and December 31, 1996, the Consolidated Statements of Income for the three and six month periods ended June 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996 have been included as Attachments to this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Highlights

         During the second quarter of 1997, Triangle Bancorp, Inc. (the "Company") continued its growth strategy with the announcement of the signing of a definitive merger agreement with Bank of Mecklenburg ("Mecklenburg") on April 25. Mecklenburg operates three branch offices in Charlotte, North Carolina and had $306 million in total assets as of June 30, 1997. In addition, on May 20, 1997, the Company signed a Purchase and Assumption Agreement with Branch Bank and Trust Company ("BB&T") and United Carolina Bank ("UCB") for the Company to acquire $215 million in deposits and $71 million in loans associated with eight branches of UCB and two branches of BB&T located in south central and eastern North Carolina.

         The BB&T/UCB transaction, which has received regulatory approval, is scheduled for August 15, 1997. The Mecklenburg transaction, subject to regulatory and shareholder approval, is planned to take place in the fourth quarter of 1997. When these transactions are completed, the Company will have over $1.5 billion in total assets.

         In May 1997, the Company created a Delaware statutory business trust subsidiary which issued corporation-obligated manditorily redeemable capital securities ("trust securities") in the amount of $19.33 million to eight qualified institutional buyers, and $619,000 in trust common securities to the Company, both sales occurring on June 3, 1997. The Trust Securities have a maturity of 30 years, pay dividends at the rate of 9.375% and may be treated as tier 1 capital by the Company. To fund the trust, the Company sold to the trust $19.95 million of junior subordinated notes with a yield and maturity identical to the Trust Securities. Holders of the Trust Securities are entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable semi-annually in arrears on the first day of June and December of each year. The proceeds from the issuance of the junior subordinated debt are being used for general corporate purposes.

         Operating Results for the Three Months Ended June 30, 1997 and 1996

         The Company's net income for the three months ended June 30, 1997 was $4,709,000 compared to earnings of $2,901,000 for the same period in 1996, an increase of $1,808,000 or 62%. Earnings per share were $0.43 compared to $0.27 for the same period in 1996. The results for the three months ended June 30, 1997 and June 30, 1996 were positively impacted by one-time gains (on an after-tax basis) of $1,260,000, or $0.11 per share, in 1997 from the sale of the Company's two offices in Sanford, and $352,000, or $0.03 per share, in 1996 from the sale of the Elizabeth City office.

         For the three months ended June 30, 1997 the annualized returns on average assets (ROA) and equity (ROE) were 1.85% and 21.17%, respectively, compared to 1.27% and 14.32% for the same period in 1996. Without the gains on branch sales, ROA was 1.36% versus 1.11%, and ROE was 15.51% versus 12.58% for the three months ended June 30, 1997 and 1996, respectively.

         Core earnings for the period were positively impacted by an increase in net interest income due to an increase in the volume of earning assets. The net interest income for the three months ended June 30, 1997 was $11,066,000 compared to $9,876,000 for the same period in 1996 an increase of $1,190,000 or 12%. The increases from volume were offset slightly by a decrease in the yield with net interest margin decreasing to 4.74% for the three months ended June 30, 1997 from 4.78% for the same period in 1996.

         For the three months ended June 30, 1997, a loan loss provision of $830,000 was made compared to a provision of $723,000 for the same period in 1996. The increase in provision was made to maintain the loan loss reserve at appropriate levels due to growth in the loan portfolio.

         Noninterest income for the three months ended June 30, 1997 was $4,114,000 compared to $2,529,000 for the same period in 1996 an increase of $1,585,000 or 63%. The increase of noninterest income is due primarily to the $2,000,000 pre-tax gain on branch sale in 1997 versus the $558,000 pre-tax gain realized on branch sale in 1996.

         Noninterest expenses decreased by $207,000 for the three months ended June 30, 1997 compared to the same period in 1996. The decrease is primarily due to an increase during the first quarter of 1997 in personnel costs deferred required by SFAS 91 to more accurately reflect the cost of originating loans. This resulted in a decrease in salaries and employee benefits in 1997 compared to 1996. A decrease was also seen in furniture and equipment expense and Federal Deposit Insurance Corporation (FDIC) deposit insurance expense. Increases were seen in advertising, office expenses and occupancy due to the general growth of the Company. Professional fees increased due to legal fees associated with litigation described in Part II, item 1 as well as an increase in outside services such as recruiting and training.

         Operating Results for the Six Months Ended June 30, 1997 and 1996

         The Company's net income for the six months ended June 30, 1997 was $7,751,000, compared to $5,448,000 for the same period in 1996. This represents an increase of $2,303,000 or 42%. Excluding the sale of the branches in 1997 and 1996, core earnings for the six months ended June 30, 1997 were $6,491,000, a 27% increase over the $5,096,000 earned during the same period in 1996. Earnings per share were $0.71 ($0.60 without the gain) compared to $0.51 ($0.47 without the gain) for the same period in 1996.

         For the six months ended June 30, 1997 the annualized returns on average assets and equity were 1.56% and 17.64%, respectively, compared to 1.23% and 13.51% for the same period in 1996. Without the gains on branch sales, ROA was 1.31% versus 1.15%, and ROE was 14.77% versus 12.64% for the six months ended June 30, 1997 and 1996, respectively.

         Core earnings for the six month period ended June 30, 1997 were positively impacted by an increase in net interest income due to an increase in the volume of earning assets. The net interest income for the six months ended June 30, 1997 was $21,666,000 compared to $19,318,000 for the same period in 1996 an increase of $2,348,000 or 12%. The net interest margin declined slightly to 4.73% for the six months ended June 30, 1997 from 4.75% for the same period in 1996.

         For the six months ended June 30, 1997, a loan loss provision of $1,330,000 was made compared to a provision of $1,035,000 for the same period in 1996. The increase in the provision was made to maintain the loan loss reserve at an appropriate level due to loan growth.

         Noninterest income for the six months ended June 30, 1997 was $6,101,000 compared to $4,576,000 for the same period in 1996 an increase of $1,525,000 or 33%. The branch sale in 1997 accounted for $1,442,000, or 95%, of this increase. An increase was also seen in income from the sale of SBA loans.

         Noninterest expenses for the six months ended June 30, 1997 decreased $92,000 over the same period in 1996. The decrease is primarily due to an increase during the first quarter of 1997 in personnel costs deferred required by SFAS 91 to more accurately reflect the cost of originating loans. This resulted in a decrease in salaries and employee benefits in 1997 compared to 1996. A decrease was also seen in furniture and equipment expense and (FDIC) deposit insurance expense. Due to internal growth of the Company including five new branches in the second half of 1996 and two in-store branches in 1997, increases were seen in advertising, office expenses, and occupancy. Professional fees increased in 1997 due to on-going litigation discussed in Part II,
         Item 1.


         Financial Condition

         Total assets increased $56 million, or 6%, to $1.03 billion at June 30, 1997 versus $971 million at December 31, 1996. The increase was primarily attributed to a $59 million increase in loans with cash and cash equivalents decreasing $2.3 million and investments increasing $500,000. In June 1997, the Company sold it's two offices in Sanford, North Carolina divesting of $11 million in loans and $23.5 million in deposits.

         The Company continued to maintain strong loan loss reserves during the period with the loan loss reserves at June 30, 1997 being 1.54% of total loans and 176% of nonperforming loans. Nonperforming loans to total loans plus other real estate owned were .88% on June 30, 1997 compared to .66% as of December 31, 1996. Net charge offs were .01% for the six month period ended June 30, 1997 versus .04% in the same period in 1996. A summary of certain information related to the loan loss reserves and nonperforming assets as of June 30, 1997 follows:


                  RESERVE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                             (Dollars in Thousands)

Analysis of Reserve for Loan Losses:


Beginning Balance, January 1, 1997                                        $ 9,715

Deduct charge-offs:
         Commercial financial and agricultural                                320
         Real estate, construction and land development                        19
         Installment loans to individuals                                     212
         Credit card and related plans                                        233
                                                                              ----
                                                                              784
Add recoveries:
         Commercial, financial and agricultural                               517
         Real estate                                                           13
         Installment loans to individuals                                     142
         Credit card and related plans                                         25
                                                                              ----
                                                                              697
                                                                              -----
Net charge-offs                                                                87

Additions charged to operations                                             1,330
                                                                          ----------

Ending Balance,  June, 30 1997                                            $10,959
                                                                          =========

Ratio of net charge-offs to average loans outstanding during the period      0.01%


Analysis of Nonperforming Assets:

Nonaccrual loans:
         Commercial, financial and agricultural                           $ 1,037
         Real estate, construction and land development                     1,020
         Installment loans to individuals                                      64
                                                                           --------
                                                                            2,121

Loans contractually past due 90 days or more
     as to principal or interest                                            3,712
Foreclosed assets                                                             409
                                                                           --------



TOTAL                                                                     $ 6,242
                                                                          ==========

         Total deposits were $852 million as of June 30, 1997 compared to $848 million at December 31, 1996. Net deposit growth has been minimal due to the divestiture of $23.5 million in deposits with the sale of the Sanford branch. Also, through deliberate pricing strategy, deposit growth has been limited due to the upcoming acquisition of $215 million in deposits from BB&T/UCB.

         As deposits have had limited growth, short-term debt and other borrowings have increased $25.6 million from December 31, 1996 to June 30, 1997. This increase is primarily represented by a $20 million borrowing from the Federal Home Loan Bank (FHLB). Federal funds purchased on June 30, 1997 were $5 million greater than on December 31, 1996.

         Capital

         The adequacy of capital is reviewed regularly, in light of current plans and economic conditions, to ensure that sufficient capital is available for current and future needs, to minimize the Company's cost of capital and to assure compliance with regulatory requirements. In June 1997, the Company formed a Delaware business trust subsidiary which issued $20 million in capital securities, all of which may be counted as Tier 1 capital by the Company. The Company considers the capital securities, which bear interest at the rate of 9.375% per annum and have a maturity of 30 years, to be a relatively inexpensive source of capital. The Company's capital ratios as of June 30, 1997 are as follows:


                                                            Actual   Required    Excess
                                                           Percent    Percent    Percent

         Tier 1   Capital to Risk Based Assets            12.87%       4.00 %        8.87%

         Total  Capital to Risk Based Assets              14.12%       8.00 %        6.12%

         Leverage Ratio                                    9.95%       4.00 %        5.95%


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Triangle Bank has been named as a defendant in a lender liability suit currently pending in state court in North Carolina in which the plaintiff claims that Triangle Bank breached an oral commitment to make a $100,000 loan to the plaintiff. The plaintiff is asserting that he is entitled to $5 million in damages and is seeking to have these damages trebled and an award of attorney's fees. The suit is scheduled to go to trial in early November 1997. The Company disputes the plaintiff's theories of liabilities and damages and intends to continue to defend the suit vigorously.

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

                  (27)     Financial Data Schedule.

         b)       Reports on Form 8-K

                  On May 19, 1997, the Company filed an 8-K regarding two items. The first was the signing of a definitive Agreement and Plan of Reorganization and Merger with Bank of Mecklenburg. Secondly, the Company announced a repurchase plan to buy back 170,000 shares of it's common stock over a two year period.

                  On May 27, 1997, the Company filed an 8-K regarding three items. The first was pro forma financial statements reflecting the Bank of Mecklenburg merger. Secondly, the Company announced the signing of a Purchase and Assumption Agreement regarding the BB&T/UCB branch divestitures. Pro forma information was also provided regarding this transaction. Lastly, the Company reported Triangle Bank has been named a defendant in a lawsuit which is described above in Part II,
                  Item 1.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED



                                                                    June 30,                     December 31,
                                                                      1997                           1996

ASSETS
Cash and due from banks                                           $    33,424,919                   $34,614,622
Federal funds sold                                                        350,000                     1,010,891
Interest-bearing deposits in banks                                        396,396                       879,360
Securities available for sale                                         140,213,809                   146,086,069
Securities held to maturity, market value;
    $104,117,000 and $97,667,000                                      103,525,974                    97,111,953
Loans held for sale                                                             -                     2,412,738
Loans, less allowance for losses of
    $10,958,589 and $9,715,387                                        698,905,672                   639,718,248
Premises and equipment, net                                            19,873,271                    20,181,307
Interest receivable                                                     9,964,311                     8,812,952
Deferred income taxes                                                   6,751,266                     6,700,349
Intangible assets                                                      11,438,037                    11,654,033
Other assets                                                            2,364,271                     1,922,477
                                                               -------------------             -----------------

              Total assets                                         $1,027,207,926                  $971,104,999
                                                               -------------------             -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                                        $138,267,391                  $139,904,711
   Interest-bearing demand                                             69,460,822                    83,961,295
   Savings and money market                                           198,233,768                   181,658,946
   Large denomination certificates of deposit                          65,908,053                    61,684,287
   Other time                                                         380,476,324                   380,554,636
                                                               -------------------             -----------------

              Total deposits                                          852,346,358                   847,763,875

Short-term debt                                                        46,525,754                    15,962,391
Other borrowings                                                        5,000,000                    10,000,000
Corporation-obligated manditorily redemmable capital                   19,949,939                             0
Interest payable                                                        6,565,383                     6,593,267
Other liabilities                                                       5,178,649                     3,889,128
                                                               -------------------             -----------------

              Total other liabilities                                  83,219,725                    36,444,786
                                                               -------------------             -----------------

              Total liabilities                                       935,566,083                   884,208,661
                                                               -------------------             -----------------

Commitments and contingencies*


SHAREHOLDERS' EQUITY

   Common stock, no par value 20,000,000                               60,829,923                    61,544,172
      authorized; 10,474,053 shares and
      10,468,036 shares outstanding at June 30,
      1997 and December 31, 1996, respectively
   Undivided profits                                                   30,794,646                    25,245,470
   Unrealized gain on securities available for sale                        17,274                       106,696
                                                               -------------------             -----------------

              Total shareholders' equity                               91,641,843                    86,896,338
                                                               -------------------             -----------------

              Total liabilities and shareholders' equity           $1,027,207,926                  $971,104,999
                                                               -------------------             -----------------

*Standby letters of credit outstanding at June 30, 1997 amounted to $3,583,273

The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED



                                               For the three   For the three    For the six     For the six
                                                months ended    months ended    months ended   months ended
                                               June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
INTEREST INCOME:
   Interest and fees on loans                   $ 16,576,592    $ 14,591,494    $ 32,149,904    $ 28,386,739
   Securities                                      3,675,942       3,346,270       7,225,786       6,474,879
   Interest bearing deposits                           1,836           2,758           7,627          13,581
   Interest rate swap                                   --            43,125            --            46,910
   Federal funds sold                                 71,225          14,836         182,349          48,816
                                                ------------    ------------    ------------    ------------
     Total interest income                        20,325,595      17,998,483      39,565,666      34,970,925

INTEREST EXPENSE:
   Large denomination certificates of deposit        974,054         867,720       1,952,997       1,679,905
   Other deposits                                  7,575,570       6,567,751      14,812,338      12,864,477
   Short-term debt                                   494,685         686,948         819,272       1,107,481
   Other borrowed funds                              215,453            --           315,061             719
                                                ------------    ------------    ------------    ------------
     Total interest expense                        9,259,762       8,122,419      17,899,668      15,652,582
                                                ------------    ------------    ------------    ------------

Net interest income                               11,065,833       9,876,064      21,665,998      19,318,343

Provision for loan losses                            830,000         722,500       1,330,000       1,035,000
                                                ------------    ------------    ------------    ------------
Net interest income after
  provision for loan losses                       10,235,833       9,153,564      20,335,998      18,283,343
NONINTERST INCOME:
    Service charges on deposit accounts            1,467,934       1,421,184       2,844,468       2,864,150
    Other commissions and fees                       374,659         427,409         840,403         927,161
    Gain (loss) on sale of securities                (17,496)         (7,880)        (27,309)        (12,068)
    Gain (loss) on sale of foreclosed assets         (24,966)          1,818         (24,966)         17,908
    Gain on sale of branch                         2,000,000         558,133       2,000,000         558,133
    Gain on sale of loans                            109,969            --           195,193            --
    Triangle Investment Services                      34,668          69,874         127,179         116,803
    Other operating income                           168,767          58,062         146,509         104,201
                                                ------------    ------------    ------------    ------------
     Total noninterest income                      4,113,535       2,528,600       6,101,477       4,576,288
NONINTERST EXPENSES:
    Salaries and employee benefits                 2,714,137       3,256,287       6,003,338       6,616,305
    Occupancy expense                                698,403         651,180       1,369,946       1,292,173
    Furniture and equipment expense                  566,980         678,169       1,134,337       1,260,924
    Professional fees                                441,596         173,363         875,736         528,373
    Federal deposit insurance expense                 24,000          69,012          42,000         122,530
   Advertising and public relations                  269,102         185,711         482,880         429,790
   Office expenses                                   259,696         239,185         600,418         421,047
   Merger expenses                                    91,876          52,009          91,876          52,009
   Amortization of intangible assets                 352,164         344,625         704,326         686,751
   Other operating expenses                        1,472,781       1,448,599       2,846,533       2,833,135
                                                ------------    ------------    ------------    ------------
     Total noninterest expenses                    6,890,735       7,098,140      14,151,390      14,243,037
                                                ------------    ------------    ------------    ------------
Net income before income taxes                     7,458,633       4,584,024      12,286,085       8,616,594

Income tax expense                                 2,750,000       1,683,150       4,535,000       3,168,687
                                                ------------    ------------    ------------    ------------

Net income                                      $  4,708,633    $  2,900,874    $  7,751,085    $  5,447,907
                                                ============    ============    ============    ============

Primary income per share data:
    Net income                                  $       0.43    $       0.27    $       0.72    $       0.51
    Average common equivalent shares              10,863,337      10,765,357      10,828,751      10,760,429
Income per share data assuming full dilution:
    Net income                                  $       0.43    $       0.27    $       0.71    $       0.51
    Average common equivalent shares              10,917,543      10,766,149      10,900,871      10,761,221

Cash dividends declared per share               $       0.11    $       0.08    $       0.21    $       0.15

The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                                         JUNE 30,             JUNE 30,
                                                                                           1997                 1996
Cash flows from operating activities:
         Net income                                                                     $  7,751,085         $  5,447,907
Adjustments to reconcile net income to net cash provided by
  operations:
         Depreciation and amortization                                                     1,005,612            1,229,225
         Accretion of discount on investment securities,
           net of amortization of premiums                                                    65,267              153,414
         Provision for loan losses                                                         1,330,000            1,035,000
         Loss on sale of investments                                                          27,308               12,068
         Loss on disposal of fixed assets                                                    118,762                    -
         Gain on sale of  branch                                                           2,000,000              558,133
         Mortgage loans held for sale:
             Originations                                                                   (948,368)          (9,617,813)
             Sales                                                                         3,361,106           10,519,955
         Provision (benefit) for deferred taxes                                              (24,917)            (122,000)
         Change in other assets and liabilities:
             Interest receivable                                                          (1,151,359)          (1,757,046)
             Other assets                                                                   (447,632)             646,766
              Interest payable                                                               205,902           (1,751,356)
             Other liabilities                                                             1,294,602             (393,773)
                                                                                     ----------------     ----------------

         Net cash provided by operating activities                                        14,587,368            5,960,480
                                                                                     ----------------     ----------------

Cash flows from investing activities:
         Proceeds from maturities and principal paydowns of securities AFS                16,718,067           12,685,833
         Proceeds from maturities and principal paydowns of securities HTM                23,495,173            8,250,000
         Proceeds from sales of investment securities AFS                                 47,469,055           17,354,910
         Purchases of investment securities AFS                                          (58,585,764)         (47,927,335)
         Purchases of investment securities HTM                                          (29,846,288)         (16,003,610)
         Net increase in loans made to customers                                         (71,478,287)         (66,360,665)
         Capital expenditures, bank premises and equipment                                  (318,379)          (3,122,702)
         Proceeds from sale of foreclosed assets                                                   -              271,899
         Proceeds from sale of premises and equipment                                       (328,941)                   -
         Net cash acquired (divested) in acquisition and divestitures                    (10,289,407)          51,244,452
                                                                                     ----------------     ----------------

         Net cash used by investing activities                                           (83,164,771)         (43,607,218)
                                                                                     ----------------     ----------------

Cash flows from financing activities:
         Net increase  in deposit accounts                                                23,646,697           39,153,842
         Net increase (decrease) in short-term debt                                       30,563,363           (8,604,258)
         Net decrease in other borrowings                                                 (5,000,000)                   -
         Proceeds from issuance of corporation-obligated manditorily
           redeemable securities                                                          19,949,939
         Repurchase of common stock                                                       (1,373,667)             (71,962)
         Cash dividends paid                                                              (2,201,908)          (1,452,604)
         Warrants exercised                                                                   69,850                    -
         Shares issued under stock plans                                                     589,568              259,288
                                                                                     ----------------     ----------------

         Net cash provided by financing activities                                        66,243,842           29,284,306
                                                                                     ----------------     ----------------

         Net decrease in cash and cash equivalents                                        (2,333,561)          (8,362,432)

         Cash and cash equivalents at beginning of period                                 36,504,872           45,621,821
                                                                                     ----------------     ----------------

         Cash and cash equivalents at end of period                                      $34,171,311          $37,259,389
                                                                                     ================     ================

         The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the Three and Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


1.       Financial statement presentation and management representation

         The consolidated financial statements include the accounts and results of operations of Triangle Bancorp, Inc., its wholly-owned subsidiaries, Triangle Bank and Triangle Capital Trust. Triangle Capital Trust was formed under Delaware law on May 28, 1997 as a statutory business trust to issue capital securities. Triangle Bank has two wholly owned subsidiaries, Triangle Bank Leasing Corp., which is inactive, and Triangle Investment Services which provides discount brokerage services. All significant intercompany transactions and accounts are eliminated in consolidation.

         The interim consolidated financial statements as of and for the three and six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly, in all material respects, the consolidated financial position as of June 30, 1997 and 1996, and the results of operations and cash flows for the periods ended June 30, 1997 and 1996. For the six month periods ended June 30, 1997 and June 30, 1996, $92,000 and $52,000, respectively, in pre-tax merger expenses were incurred. The results for the interim periods are not necessarily indicative of what results will be for the year ended December 31, 1997.

2.       Capital Securities

         On June 3, 1997, Triangle Capital Trust issued $20 million in 9.375%, 30 year capital securities. Interest is payable June 1 and December 1 of each year beginning December 1, 1997. The proceeds of the issuance were used to acquire 9.375%, 30 year junior subordinated debentures from the Company. The proceeds of the issuance of the junior subordinated debentures are being used for general corporate purposes including financing branch purchases, other acquisitions, repurchase of outstanding common stock of the Company and investments in or extensions of credit to it's subsidiaries.


3.       Earnings Per Share

         The Company will adopt Statement of Financial Accounting Standards
         (SFAS) No. 128 "Earnings Per Share" on December 31, 1997. SFAS No. 128 requires the Company to change its method for computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

         If the Company had adopted SFAS No. 128 for the period ended June 30, 1997, the following computation would have been presented on the consolidated statements of income:

                                                      Six Months ended June 30,
                                                       1997             1996

Basic income per common share:

  Net income                                         $ 7,751,085   $ 5,447,907

         Weighted average shares:

                  Common shares outstanding           10,477,645    10,429,350

                  Basic income per common share      $      0.74   $      0.52


Diluted income per common share:

Net income                                           $ 7,751,085   $ 5,447,907

         Weighted average shares:
                  Common shares outstanding           10,477,647    10,429,350
                  Dilutive effect of subordinated
                          debt options                     5,209         4,213
                  Dilutive effect of stock options       381,849       328,108
                  Total shares                        10,864,703    10,761,908

                  Diluted income per common share    $      0.71   $      0.51

4.       Reporting Comprehensive Income

         In June 1997, SFAS 130, "Reporting Comprehensive Income" was issued and is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in the consolidated statement of income. The adoption of SFAS 130 is not expected to have a material impact on the financial statements of the Company.

5.       Disclosures about Segments of an Enterprise and Related Information

         In June 1997, SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 established standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both the annual and interim financial statements. It also established standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 is not expected to have a material impact on the financial statements of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TRIANGLE BANCORP, INC.

Date: August 14, 1997                         /s/ Michael S. Patterson
                                              Michael S. Patterson,
                                              President and CEO


Date: August 14, 1997                        /s/ Debra L. Lee
                                             Debra L. Lee,
                                             Chief Financial Officer

                             TRIANGLE BANCORP, INC.
                                  EXHIBIT TABLE


                                                                       PAGE

(19)     Report furnished to security holders

(27)     Financial Data Schedule