Form 10-Q
period 1997-09-30
TRIANGLE BANCORP INC
filed 1997-11-14
CIK 885576

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997



                        Commission file number - 0-21346


                             TRIANGLE BANCORP, INC.
             (Exact name of registrant as specified in its charter)


       North Carolina                                     56-1764546
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


                              4300 Glenwood Avenue
                          Raleigh, North Carolina 27612
                    (Address of principal executive offices)
                                   (Zip Code)

                            Telephone: (919) 881-0455
                         -------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock                                    12,964,297
      ------------                                    ----------
         Class                             Outstanding at November 10, 1997

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      The Consolidated Balance Sheets for September 30, 1997 and December 31, 1996, the Consolidated Statements of Income for the three and nine month periods ended September 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996 have been included as Attachments to this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Highlights

      During the third quarter of 1997, Triangle Bancorp, Inc. (the "Company") completed its purchase of eight branches of United Carolina Bank and two branches of Branch Bank & Trust located in south central and eastern North Carolina (the "Branch Acquisition") with $195 million in deposits and $61 million in loans. This acquisition was accounted for using purchase accounting.

      On October 2, 1997 the Company completed its acquisition of Bank of Mecklenburg ("Mecklenburg") which operates three branch offices in Charlotte, North Carolina and had $271 million in total assets as of September 30, 1997. On October 31, 1997, the Company completed its acquisition of Coastal Leasing Company ("Coastal"), Greenville, North Carolina, which had total assets of $13 million as of September 30, 1997. These acquisitions will be accounted for using the pooling of interests method of accounting. Since these acquisitions took place after September 30, 1997, they are not included in the attached financial information.

      Continuing its growth strategy, on October 16, 1997, the Company announced the signing of a definitive merger agreement to acquire all of the capital stock of Guaranty State Bancorp ("Guaranty"), parent of Guaranty State Bank, Durham, North Carolina. As of September 30, 1997, Guaranty had $104 million in total assets. Pending regulatory and Guaranty shareholder approval, the acquisition is expected to be completed during the second quarter of 1998. Including the Mecklenburg, Coastal and Guaranty transactions, the Company will have over $1.6 billion in total assets.

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

Operating Results for the Three Months Ended September 30, 1997 and 1996

      The Company's net income for the three months ended September 30, 1997 was $3,415,000, compared to earnings of $2,922,000 for the same period in 1996, an increase of $493,000 or 17%. Earnings per share were $0.31 compared to $0.27 for the same period in 1996.

      For the three months ended September 30, 1997 the annualized returns on average assets and equity were 1.22% and 14.56%, respectively compared to 1.23% and 13.95% for the same period in 1996.

      The quarterly results include after-tax, non-recurring expenses relating to mergers and acquisitions of $194,000 and $82,000 for the quarters ended September 30, 1997 and 1996, respectively. Excluding these charges, earnings per share were $0.33 and $0.28, return on average assets was 1.29% and 1.26%, and return on average equity was 15.38% and 14.34% for the quarters ended September 30, 1997 and 1996, respectively.

      Core earnings for the period were positively impacted by an increase in net interest income due to an increase in the volume of earning assets. The net interest income for the three months ended September 30, 1997 was $11,672,000 compared to $10,369,000 for the same period in 1996 an increase of $1,303,000 or 13%. The net interest margin was 4.56% for the three months ended September 30, 1997 compared to 4.77% for the three month period ended September 30, 1996. The decrease in margin was due to a decrease in the yield on earning assets as loan yields declined 12 basis points and the mix of earning assets reflecting a higher volume of lower yielding assets than the prior year quarter. The change in the mix of the earning assets primarily reflects the receipt of funds related the Branch Acquisition. The Company's strategy is to employ these funds into higher yielding assets over time. The cost of interest bearing liabilities increased slightly primarily as a result of the issuance of the Trust Securities in June 1997.

      For the three months ended September 30, 1997, a loan loss provision of $1,040,000 was made compared to a provision of $300,000 for the same period in 1996. The increase in provision was made to maintain the loan loss reserve at appropriate levels due to growth in the loan portfolio.

      Noninterest income for the three months ended September 30, 1997 was $2,401,000 compared to $2,104,000 for the same period in 1996 an increase of $297,000 or 14%. The increase of noninterest income is due to increases in almost all categories of noninterest income including service charges on deposit accounts of $108,000, commissions from the Bank's investment services subsidiary of $75,000 and gains on asset sales of $90,000.

      Noninterest expenses increased by $205,000 for the three months ended September 30, 1997 compared to the same period in 1996 or 3%. Increases were seen in advertising, office expenses and occupancy due to the general growth of the Company. Amortization expense increased $220,000 due to the deposit premium from the Branch Acquisition. Professional fees increased due to legal fees associated with general corporate litigation as well as an increase in outside services such as consulting. The increases noted above were offset by a decrease in salary expense due to an increase during the first quarter of 1997 in personnel costs deferred required by SFAS 91 to more accurately reflect the cost of originating loans as well as an increase in loan production. This resulted in a decrease in salaries and employee benefits in 1997 compared to 1996. A decrease was also seen in other expenses and Federal Deposit Insurance Corporation (FDIC) deposit insurance expense. Other expenses declined for the three months ended September 30, 1997 compared to the same period in 1996 due to a recovery of other real estate owned expenses in the third quarter of 1997, a decline in deposit charge-offs in 1997 and a loss taken in 1996 for a facility write down.

Operating Results for the Nine Months Ended September 30, 1997 and 1996

      The Company's net income for the nine months ended September 30, 1997 was $11,167,000, compared to $8,370,000 for the same period in 1996. This represents an increase of $2,797,000 or 33%. Earnings per share were $1.02 compared to $0.78 for the same period in 1996.

      For the nine months ended September 30, 1997 the annualized returns on average assets and equity were 1.44% and 16.56%, respectively, compared to 1.23% and 13.66% for the same period in 1996.

      The year to date results include after-tax, non-recurring gains for the sale of certain branches of $1.3 million and $352,000 and after-tax, non-recurring expenses relating to mergers and acquisitions of $252,000 and $115,000 for the year to date ended September 30, 1997 and 1996, respectively. Excluding these charges, earnings per share were $0.92 and $0.75, return on average assets was 1.31% and 1.19%, and return on average equity was 15.05% and 13.27% for the nine months ended September 30, 1997 and 1996, respectively.

      Core earnings for the nine month period ended September 30, 1997 were positively impacted by an increase in net interest income due to an increase in the volume of net earning assets which increased by $36 million. The net interest income for the nine months ended September 30, 1997 was $33,339,000 compared to $29,687,000 for the same period in 1996, an increase of $3,652,000 or 12%. The net interest margin was 4.67% for the nine months ended September 30, 1997 versus 4.75% for the same period in 1996. The decrease in net margin was due to an increase in the volume of interest bearing liabilities including the Trust Securities issued in June 1997 as well the change in the mix of the earning assets reflecting the receipt of funds related the Branch Acquisition.

      For the nine months ended September 30, 1997, a loan loss provision of $2,370,000 was made compared to a provision of $1,335,000 for the same period in 1996. The increase in the provision was made to maintain the loan loss reserve at an appropriate level due to loan growth.

      Noninterest income for the nine months ended September 30, 1997 was $8,502,000 compared to $6,680,000 for the same period in 1996, an increase of $1,822,000 or 27%. The sale of two branch offices in 1997 resulted in a gain of $2,000,000, an increase of $1,442,000 over the gain on the branch sale in 1996. Increases were also seen in gains on sales of assets, service charges on deposit accounts and commissions from the Bank's investment services subsidiary as the Company has grown and placed greater emphasis on fee income producing activities.

      Noninterest expenses for the nine months ended September 30, 1997 increased only $113,000, less than 1%, over the same period in 1996. Increases were seen in professional fees over the same period in 1996 due to general corporate litigation as well as an increase in outside service fees. Merger expenses also increased in 1997 due to the Branch Acquisition as well as the Mecklenburg acquisition.

      Office expenses, advertising and public relations and occupancy expenses increased due to the increase in the size of the bank. In September 1997, the bank had 56 branches compared to 40 branches at September 30, 1996. Amortization expense increased $220,000 due to the deposit premium from the Branch Acquisition. The increases sighted above were offset by a decrease in salary expenses due to an increase during the first quarter of 1997 in personnel costs deferred required by SFAS 91 to more accurately reflect the cost of originating loans as well as loan production increases. A decrease was also seen in furniture and equipment expense and FDIC deposit insurance expense.

      Financial Condition

      Total assets increased $235 million or 24%, to $1.20 billion at September 30, 1997 versus $971 million at December 31, 1996. The asset growth was due to internal growth as well as the purchase in August of $195 million in deposits and $61 million in loans in the Branch Acquisition.

      Specifically, loans increased $137 million, investments increased $65 million and intangible assets (deposit premium) increased $16 million. These increases were funded by the purchased deposits as well as Federal Home Loan Bank (FHLB) advances discussed below.

      The Company continued to maintain strong loan loss reserves during the period with the loan loss reserves at September 30, 1997 being 1.48% of total loans and 181% of nonperforming loans. Nonperforming loans to total loans plus other real estate owned were .82% on September 30, 1997 compared to .66% as of December 31, 1996. Net charge-offs were .19% for the nine month period ended September 30, 1997 versus .001% in the same period in 1996. Even though the Company has experienced increases in nonperforming loans and net charge-offs, the amounts are well within industry standards. The primary reason for the increase relates to increasing bankruptcies on loans which are adequately collateralized. A summary of certain information related to the loan loss reserves and nonperforming assets as of September 30, 1997 follows:

                RESERVE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                             (Dollars in Thousands)

Analysis of Reserve for Loan Losses:

Beginning Balance, January 1, 1997                                      $ 9,715

Allowance on purchased loans                                                920

Deduct charge-offs:
      Commercial financial and agricultural                               1,406
      Real estate, construction and land development                         19
      Installment loans to individuals                                      433
      Credit card and related plans                                         314
                                                                        -------
                                                                          2,172
Add recoveries:
      Commercial, financial and agricultural                                650
      Real estate                                                            20
      Installment loans to individuals                                      157
      Credit card and related plans                                          33
                                                                        -------
                                                                            860
                                                                        -------
Net charge-offs                                                           1,312

Additions charged to operations                                           2,370
                                                                        -------

Ending Balance,  September, 30 1997                                     $11,693
                                                                        =======

Ratio of net charge-offs to average loans outstanding
  during the period                                                        0.19%


Analysis of Nonperforming Assets:

Nonaccrual loans:
      Commercial, financial and agricultural                            $   865
      Real estate, construction and land development                      1,024
      Installment loans to individuals                                       50
                                                                        -------
                                                                          1,939

Loans contractually past due 90 days or more
     as to principal or interest                                          3,780
Foreclosed assets                                                           728
                                                                        -------

TOTAL                                                                   $ 6,447
                                                                        =======

      Total deposits were $1.03 billion as of September 30, 1997 compared to $848 million at December 31, 1996, an increase of $179 million or 21%. As stated above, the Company acquired $195 million in deposits in the Branch Acquisition to account for this growth. Prior to this acquisition, through deliberate pricing strategy, deposit growth had been limited and, in June of 1997, the Company divested of $23.5 million in deposits with the sale of two branch locations.

      Short-term debt and other borrowings increased $27 million from December 31, 1996 to September 30, 1997. This increase was primarily represented by a $20 million borrowing from the FHLB. Masternotes, a new borrowing product offered by the Company beginning in February of 1997, had a balance of $11.5 million as of September 30, 1997 while Federal funds purchased decreased to $0 from $3.9 million at December 31, 1996.

      Capital

      The adequacy of capital is reviewed regularly, in light of current plans and economic conditions, to ensure that sufficient capital is available for current and future needs, to minimize the Company's cost of capital and to assure compliance with regulatory requirements. In June 1997, the Company formed a Delaware business trust subsidiary which issued $20 million in Trust Securities, all of which may be counted as Tier 1 capital by the Company. The Company considers the Trust Securities, which bear interest at the rate of 9.375% per annum and have a maturity of 30 years, to be a relatively inexpensive source of capital. The Company's capital ratios as of September 30, 1997 were as follows:


                                                Actual     Required     Excess
                                                Percent     Percent     Percent
                                                -------     -------     -------

      Tier 1   Capital to Risk Based Assets      9.77%       4.00%        5.77%

      Total  Capital to Risk Based Assets       11.02%       8.00%        3.02%

      Leverage Ratio                             7.87%       4.00%        3.87%

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Triangle Bank has been named as a defendant in a lender liability suit currently pending in state court in North Carolina in which the plaintiff claims that Triangle Bank breached an oral commitment to make a $100,000 loan to the plaintiff. The plaintiff is asserting that he is entitled to $5 million in damages and is seeking to have these damages trebled and an award of attorney's fees. The suit is scheduled to go to trial in November 1997.

Item 2. Changes in Securities

      There have been no changes in the rights of the holders of the common stock of the Company.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      On September 17, 1997 a special shareholders meeting was held by the Company to vote:
      (i) to approve the acquisition of Mecklenburg; and (ii) on amending the Company bylaws to increase the maximum number of directors from 26 to 28. Both proposals passed.

      The results of proposal (i), merger, were:

            FOR:  6,465,906         AGAINST:  25,575        ABSTAIN: 1,332,428

      The results of proposal (ii), directors, were:

            FOR: 7,560,029          AGAINST: 187,380        ABSTAIN: 76,501

      No other business was voted on at the meeting.

Item 5. Other Information

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits

            (19)  Report furnished to security holders.

            (27)  Financial Data Schedule

      b)    Reports on Form 8-K

            (i). On September 19, 1997, a Form 8-K was filed to announce the rescission, effective October 3, 1997, of the Company's stock repurchase program which was authorized on May 16, 1997.

            (ii). On October 17, 1997, a Form 8-K was filed to announce the completion of the Company's acquisition of the Bank of Mecklenburg on October 2, 1997.

           (iii). On October 31, 1997, a Form 8-K was filed to provide supplemental consolidated financial statements as of December 31, 1996 to reflect the Bank of Mecklenburg acquisition which was accounted for as a pooling of interests.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                             September 30,   December 31,
                                                                 1997           1996

ASSETS
Cash and due from banks                                     $   38,835,756  $ 34,614,622
Federal funds sold                                               9,930,000     1,010,891
Interest-bearing deposits in banks                                 989,249       879,360
Securities available for sale                                  207,924,014   146,086,069
Securities held to maturity, market value;
    $101,654,000 and $97,667,000                               100,195,926    97,111,953
Loans held for sale                                                     --     2,412,738
Loans, less allowance for losses of
    $11,692,844 and $9,715,387                                 777,258,903   639,718,248
Premises and equipment, net                                     23,986,178    20,181,307
Interest receivable                                             11,840,200     8,812,952
Deferred income taxes                                            6,290,911     6,700,349
Intangible assets                                               27,711,469    11,654,033
Other assets                                                     1,073,809     1,922,477
                                                            --------------  ------------
                Total assets                                $1,206,036,415  $971,104,999
                                                            ==============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                               $  165,022,293  $139,904,711
   Interest-bearing demand                                      97,386,246    83,961,295
   Savings and money market                                    237,996,004   181,658,946
   Large denomination certificates of deposit                   74,366,539    61,684,287
   Other time                                                  451,982,728   380,554,636
                                                            --------------  ------------

                Total deposits                               1,026,753,810   847,763,875

Short-term debt                                                 37,935,336    15,962,391
Other borrowings                                                15,000,000    10,000,000
Corporation-obligated manditorily redeemable capital            19,950,358            --
Interest payable                                                 6,926,439     6,593,267
Other liabilities                                                5,575,033     3,889,128
                                                            --------------  ------------

                Total other liabilities                         85,387,166    36,444,786
                                                            --------------  ------------

                Total liabilities                            1,112,140,976   884,208,661
                                                            --------------  ------------

Commitments and contingencies*


SHAREHOLDERS' EQUITY

   Common stock, no par value 20,000,000                        60,172,408    61,544,172
      authorized; 10,469,289 shares and
      10,468,036 shares outstanding at September 30,
      1997 and December 31, 1996, respectively
   Undivided profits                                            32,952,761    25,245,470
   Unrealized gain on securities available for sale                770,270       106,696
                                                            --------------  ------------

                Total shareholders' equity                      93,895,439    86,896,338
                                                            --------------  ------------

                Total liabilities and shareholders' equity  $1,206,036,415  $971,104,999
                                                            ==============  ============

* Standby letters of credit outstanding at September 30, 1997 amounted to $2,984,059

The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                               For the three  For the three  For the nine   For the nine
                                               months ended   months ended   months ended   months ended
                                                 09/30/97        09/30/96      09/30/97       09/30/96
INTEREST INCOME:
   Interest and fees on loans                  $ 17,839,877   $15,409,498    $ 49,989,781   $43,796,237
   Securities                                     3,547,795     3,493,045      10,773,581     9,967,924
   Interest bearing deposits                         15,090         2,765          22,717        16,346
   Interest rate swap                                    --        11,299              --        58,209
   Federal funds sold                               515,365        17,950         697,714        66,766
                                               ------------   -----------    ------------   -----------
     Total interest income                       21,918,127    18,934,557      61,483,793    53,905,482

INTEREST EXPENSE:
   Large denomination certificates of deposit       967,418       915,297       2,920,415     2,595,202
   Other deposits                                 8,049,807     7,164,594      22,862,145    20,029,071
   Short-term debt                                  686,310       479,876       1,505,582     1,587,357
   Other borrowed funds                             542,054         5,608         857,115         6,327
                                               ------------   -----------    ------------   -----------
     Total interest expense                      10,245,589     8,565,375      28,145,257    24,217,957
                                               ------------   -----------    ------------   -----------

Net interest income                              11,672,538    10,369,182      33,338,536    29,687,525

Provision for loan losses                         1,040,000       300,000       2,370,000     1,335,000
                                               ------------   -----------    ------------   -----------
Net interest income after
  provision for loan losses                      10,632,538    10,069,182      30,968,536    28,352,525
NONINTEREST INCOME:
    Service charges on deposit accounts           1,514,232     1,406,670       4,358,700     4,270,820
    Other commissions and fees                      479,493       439,873       1,319,896     1,367,034
    Gain on sale of securities                       61,133        18,664          33,824         6,596
    Gain (loss) on sale of foreclosed assets         (4,326)           --         (29,292)       17,908
    Gain on sale of branch                               --            --       2,000,000       558,133
    Gain on sale of loans                            87,068        39,524         282,261        39,524
    Triangle Investment Services                    145,388        70,213         272,567       187,016
    Other operating income                          118,242       128,763         264,751       232,964
                                               ------------   -----------    ------------   -----------
     Total noninterest income                     2,401,230     2,103,707       8,502,707     6,679,995
NONINTEREST EXPENSES:
    Salaries and employee benefits                3,050,398     3,411,243       9,053,736    10,027,548
    Occupancy expense                               678,847       703,405       2,048,793     1,995,578
    Furniture and equipment expense                 659,424       591,041       1,793,761     1,851,965
    Professional fees                               466,674       364,547       1,342,410       892,920
    Federal deposit insurance expense                26,721        43,425          68,721       165,955
   Advertising and public relations                 257,836       226,575         740,716       656,365
   Office expenses                                  434,618       182,773       1,035,036       603,820
   Merger expenses                                  304,664       130,913         396,540       182,922
   Amortization of intangible assets                557,881       357,436       1,262,207     1,044,187
   Other operating expenses                       1,324,872     1,546,004       4,171,405     4,379,139
                                               ------------   -----------    ------------   -----------
     Total noninterest expenses                   7,761,935     7,557,362      21,913,325    21,800,399
                                               ------------   -----------    ------------   -----------
Net income before income taxes                    5,271,833     4,615,527      17,557,918    13,232,121

Income tax expense                                1,856,371     1,693,779       6,391,371     4,862,466
                                               ------------   -----------    ------------   -----------

Net income                                     $  3,415,462   $ 2,921,748    $ 11,166,547   $ 8,369,655
                                               ============   ===========    ============   ===========

Primary income per share data:
    Net income                                 $       0.31   $      0.27    $       1.03   $      0.78
    Average common equivalent shares             10,917,274    10,765,357      10,892,630    10,788,865
Income per share data assuming full dilution:
    Net income                                 $       0.31   $      0.27    $       1.02   $      0.78
   Average common equivalent shares              10,971,370    10,766,149      10,996,573    10,788,581

Cash dividends declared per share              $       0.12   $      0.08    $       0.33   $      0.20

The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                        SEPTEMBER 30,  SEPTEMBER 30,
                                                                            1997          1996
Cash flows from operating activities:
     Net income                                                          11,166,547     8,369,654
Adjustments to reconcile net income to net cash provided (used) by operations:
     Depreciation and amortization                                        2,720,570     2,405,794
     Write down of fixed assets                                                  --
     Accretion of discount on investment securities,
     net of amortization of premiums                                        111,576       244,064
     Provision for loan losses                                            2,370,000     1,335,000
     (Gain) on sale of investments                                          (33,825)       (6,596)
     Loss on Fixed Assets                                                   109,148
     Gain on sale of loan servicing                                              --
     Gain on Sale of  branch                                             (2,000,000)      (558,133)
     Mortgage loans held for sale:
         Origination's                                                     (948,368)  (16,118,841)
         Sales                                                            3,361,106    18,535,699
     Provision (benefit) for deferred taxes                                 (28,819)      203,315
     Gain on sale of foreclosed assets                                       29,292       (17,908)
     Change in other assets and liabilities:
         Interest receivable                                             (2,421,645)   (2,056,549)
         Other assets                                                       848,668       463,752
          Interest payable                                                 (262,991)     (747,574)
         Other liabilities                                                1,637,598      (311,212)

                                                                       ------------   -----------
     Net cash provided (used) by operating activities                    16,658,857    11,740,465
                                                                       ------------   -----------

Cash flows from investing activities:
     Net increase in interest bearing time deposits                              --    49,322,996
     Proceeds from maturity and principal paydown of securities AFS      19,846,678    12,963,230
     Proceeds from maturities and principal paydown of securities HTM    29,134,855    15,960,000
     Proceeds from sales of investment securities AFS                    94,518,606    34,171,642
     Proceeds from sales of investment securities HTM                       988,185            --
     Purchases of investment securities AFS                            (175,219,561)  (62,870,094)
     Purchases of investment securities HTM                             (33,166,601)  (19,235,157)
     Net increase in loans made to customers                            (78,565,588)  (78,168,248)
     Capital expenditures, bank premises and equipment                   (2,847,343)   (4,812,388)
     Proceeds from sale of foreclosed assets                                     --       364,704
     Proceeds from sale of premises and equipment                           224,871            --
     Proceeds from sale of mortgage servicing portfolio                          --            --
     Net cash acquired, in acquisition and divestitures                 113,302,385    41,073,448

                                                                       ------------   -----------
     Net cash used by investing activities                              (31,783,513)  (11,229,867)
                                                                       ------------   -----------

Cash flows from financing activities:
     Net increase or (decrease) in deposit accounts                     (12,462,640)   24,835,675
     Net increase (decrease) in short-term debt                          21,340,014   (14,739,739)
     Net increase (decrease) in other borrowings                          5,000,000
     Proceeds net of cost from issuance of corporation-obligated,
     manditorily redeemable securities                                   19,328,434
     Repurchase of stock                                                 (2,244,449)     (242,818)
     Cash dividends paid                                                 (3,459,254)   (2,229,035)
     Shares issued under stock plans                                        872,683       356,182

                                                                       ------------   -----------
     Net cash provided by financing activities                           28,374,788     7,980,265
                                                                       ------------   -----------

     Net increase (decrease) in cash and cash equivalents                13,250,132     8,490,863
                                                                       ------------   -----------

     Cash and cash equivalents at beginning of period                    36,504,873    45,621,821

                                                                       ------------   -----------
     Cash and cash equivalents at end of period                          49,755,005    54,112,684
                                                                       ------------   -----------

The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         For the Three and Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

1.    Financial statement presentation and management representation

      The consolidated financial statements include the accounts and results of operations of Triangle Bancorp, Inc., its wholly-owned subsidiaries, Triangle Bank, Triangle Bank Leasing Corporation and Triangle Capital Trust. Triangle Capital Trust was formed under Delaware law on May 28, 1997 as a statutory business trust to issue capital securities. Triangle Bank has two wholly owned subsidiaries, Triangle Investment Services, Inc. which provides discount brokerage services and Tricorp, Inc. which was formed under Delaware law on August 25, 1997 and holds certain investment securities. All significant intercompany transactions and accounts are eliminated in consolidation.

      The interim consolidated financial statements as of and for the three and nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly, in all material respects, the consolidated financial position as of September 30, 1997 and 1996, and the results of operations and cash flows for the periods ended September 30, 1997 and 1996. For the nine month periods ended September 30, 1997 and September 30, 1996, $305,000 and $131,000, respectively, in pre-tax non-recurring expenses relating to mergers and acquisitions. The results for the interim periods are not necessarily indicative of what results will be for the year ended December 31, 1997.

2.    Capital Securities

      On June 3, 1997, Triangle Capital Trust issued $20 million in 9.375%, 30-year capital securities. Interest is payable June 1 and December 1 of each year beginning December 1, 1997. The proceeds of the issuance were used to acquire 9.375%, 30-year junior subordinated debentures from the Company. The proceeds of the issuance of the junior subordinated debentures are being used for general corporate purposes including financing branch purchases, other acquisitions, repurchase of outstanding common stock of the Company and investments in or extensions of credit to subsidiaries.

3.    Earnings Per Share

      The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" on December 31, 1997. SFAS No. 128 requires the Company to change its method for computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

      If the Company had adopted SFAS No. 128 for the period ended September 30, 1997, the following computation would have been presented on the consolidated statements of income:

                                                      Nine months ended Sept 30,
                                                         1997          1996
                                                      -------------------------
        Basic income per common share:

          Net income                                  $11,166,547  $ 8,369,655

              Weighted average shares:

                    Common shares outstanding          10,474,768   10,435,020

                      Basic income per common share   $      1.07  $      0.80
                                                      -------------------------

        Diluted income per common share:

        Net income                                    $11,166,547  $ 8,369,655

              Weighted average shares:
                    Common shares outstanding          10,474,768   10,435,020
                     Dilutive effect of subordinated
                           debt options                     4,907        4,213
                    Dilutive effect of stock options      412,955      349,632
                                                      -------------------------
                    Total shares                       10,892,630   10,788,865

                    Diluted income per common share   $      1.03  $      0.78
                                                      -------------------------

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

6.    Subsequent Event

      On October 2, 1997, the Company completed the acquisition of Bank of Mecklenburg ("Mecklenburg") headquartered in Charlotte, North Carolina. Mecklenburg is being operated as a wholly-owned subsidiary of the Company and had 3 branch offices and $271 million in total assets as of September 30, 1997. The merger was accounted for as a pooling of interests and accordingly, the Company's future historical consolidated financial statements will be restated to reflect the accounts and results of operations of Mecklenburg as if the merger had been effective as of the earliest period presented. In connection with the acquisition, 1.0 shares of the Company's stock were issued for each share of Mecklenburg's outstanding stock or approximately 2.1 million shares.

      The following unaudited pro forma data summarizes the combined results of operations of the Company and Mecklenburg as if the acquisition had been completed as of September 30, 1997.

                               Nine months
                             ended September Year ended   December 31
                                 30, 1997       1996          1995        1994
                                      (In thousands, except per share data)

Total income                      $85,203      $99,861      $82,169      $63,882
Net interest income                37,666       45,637       39,455       34,410
Net income                         13,012       13,220        9,114        5,184
Earnings per share:
  Primary                            1.00         1.02          .72          .42
  Fully diluted                       .99         1.01          .71          .42

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TRIANGLE BANCORP, INC.

Date: November 14, 1997                          /s/ Michael S. Patterson
                                                ------------------------------
                                                Michael S. Patterson,
                                                President and CEO


Date: November 14, 1997                         /s/ Debra L. Lee
                                                ------------------------------
                                                Debra L. Lee,
                                                Chief Financial Officer

                             TRIANGLE BANCORP, INC.
                                  EXHIBIT TABLE

                                                                    PAGE

(19)  Report furnished to security holders

(27)  Financial Data Schedule