Form 10-K
period 1997-12-31
TRIANGLE BANCORP INC
filed 1998-03-27
CIK 885576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

__X__ ANNUAL REPORT UNDER Section 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

_____ TRANSITION REPORT Pursuant to Section 13 or 15(d) of THE SECURITIES EXCHANGE ACT of 1934

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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__ NO _____

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1998, based upon the closing sales price of the Common Stock ($31.88) on March 11, 1998, was approximately $357,158,335. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 1998, 13,080,761 shares of no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The definitive Proxy Statement for the 1998 Annual Shareholders Meeting (the "Proxy Statement") is incorporated by reference into Part III hereof.

PART I

ITEM 1.  Description of Business

General

     Triangle Bancorp, Inc. (the "Corporation") was incorporated under the laws of North Carolina on November 27, 1991 for the purpose of becoming a one-bank holding company. The Corporation acquired Triangle Bank ("Triangle Bank") in August 1992 as part of the reorganization of Triangle Bank into a one-bank holding company structure. Pursuant to the reorganization, the former shareholders of Triangle Bank became shareholders of the Corporation. On October 2, 1997, the Corporation acquired Bank of Mecklenburg, Charlotte, North Carolina ("Mecklenburg"), as a wholly-owned subsidiary, and became a multi-bank holding company. Triangle Bank and Mecklenburg are referred to herein collectively as the "Banks". On October 31, 1997, the Corporation acquired Coastal Leasing LLC, Greenville, North Carolina ("Coastal Leasing"). To date, the Corporation has not engaged in any material activities other than its ownership and management of the Banks and Coastal Leasing and the issuance of trust preferred securities in June 1997.

     As a bank holding company, the Corporation's primary business is that of owning the capital stock of the Banks and Coastal Leasing and promoting the general development of its business. At December 31, 1997, the Corporation had consolidated assets of approximately $1.6 billion and was the eighth largest banking organization headquartered in North Carolina.

Recent and Pending Acquisitions

     In June 1997, the Corporation sold two offices, both located in Sanford, North Carolina, including $21 million in deposits and $11 million in loans and fixed assets.

     On August 15, 1997, Triangle Bank acquired two branch offices from Branch Banking and Trust Company and eight branch offices from United Carolina Bank, all of which were divested in connection with the merger of those two companies. The ten branches are located in eastern and south-central North Carolina. In the branch acquisition, Triangle Bank assumed approximately $195 million in deposits and approximately $61 million in aggregate principal amount in loans associated with the ten branches. The branch acquisition was accounted for as a purchase and therefore the operations of these branches are reflected in the Corporation's financial statements from the date of purchase.

     On October 2, 1997, Triangle acquired Mecklenburg, with $270 million in assets, as a wholly-owned subsidiary. Mecklenburg operates three branches in Charlotte, North Carolina. The Mecklenburg acquisition was accounted for under the pooling-of-interests method of accounting.

     On October 31, 1997, Triangle acquired Coastal Leasing, with $13 million in assets, as a wholly-owned subsidiary. Coastal Leasing is a business equipment leasing company headquartered in Greenville, North Carolina. The Coastal Leasing acquisition was accounted for under the pooling-of-interests method of accounting.

     As both the Mecklenburg and Coastal Leasing acquisitions were accounted for using the pooling-of-interests method of accounting, all historical information has been restated to reflect Mecklenburg; however, based on materiality, Coastal has been pooled for 1997 only. As a result, the Corporation's total assets and net income as of and for the year ended December 31, 1996, have been restated from $971 million to $1.2 billion and from $11.3 million to $13.2 million, respectively.

     On October 16, 1997, the Corporation entered into an agreement to acquire Guaranty State Bancorp ("Guaranty State") and its commercial bank subsidiary, Guaranty State Bank, both located in Durham, North Carolina. As of December 31, 1997, Guaranty had approximately $107 million in total assets, $72 million in loans, $92 million in deposits, and $11 million in shareholders' equity. Guaranty State Bank has five branches in Durham, North Carolina, four of which are expected to become branches of Triangle Bank. The transaction will be accounted for under the pooling-of-interests method of accounting. All regulatory approvals have been received, and the Guaranty State shareholders are to meet on March 30, 1998 to vote on the proposed acquisition. The transaction is expected to be consummated in April 1998.

     On March 4, 1998, Triangle entered into an agreement to acquire United Federal Savings Bank, Rocky Mount, North Carolina ("United Federal"), a federally-chartered savings bank whose deposits are insured by the Savings Association Insurance Fund of the FDIC. At December 31, 1997, United Federal had total assets of $304 million, total deposits of $266 million, and shareholders' equity of $22 million. United Federal operates 13 branches in the North Carolina communities of Rocky Mount, Cary, Greenville, Morehead City, New Bern, Pinetops, Raleigh, Spring Hope, Tarboro, Warrenton and Wilson and two mortgage origination offices located in Charlotte and Wilmington. United Federal will be merged into Triangle Bank. The United Federal acquisition will be accounted for under the pooling-of-interests method of accounting, and is subject to the approval of United Federal's shareholders and all applicable regulatory agencies. The United Federal acquisition is expected to be consummated in the third quarter of 1998.

     In addition, it is anticipated that the Corporation will continue to investigate and hold discussions and negotiations in connection with possible acquisitions of, or combinations with, other banks and financial service entities. As of the date hereof, the Corporation has not entered into any agreements or understandings with respect to any such transactions other than the proposed acquisitions of Guaranty State and United Federal.

Trust Securities Issuance

     In May 1997, the Corporation caused a Delaware statutory business trust subsidiary to be created which issued trust preferred securities in the amount of $19.33 million to eight qualified institutional buyers, and $619,000 in trust common securities to the Corporation (collectively, the "Trust Securities"), both sales occurring on June 3, 1997. The Trust Securities have a maturity of 30 years, pay dividends at the rate of 9.375% and may be treated as tier 1 capital by the Corporation. To fund the trust, the Corporation sold to the trust $19.95 million of junior subordinated notes with a yield and maturity identical to the Trust Securities. Holders of the Trust Securities are entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable semi-annually in arrears on the first day of June and December of each year, commencing December 1, 1997, at an annual rate equal to 9.375%. The distribution rate and distribution payment dates of the Trust Securities correspond to the interest rate and interest payment dates of the junior subordinated debentures, which are the sole assets of the trust. The Corporation, through various agreements, has irrevocably and unconditionally guaranteed all of the trust's obligations under the Trust Securities regarding the payment of distributions and payment on liquidation or redemption of the Trust Securities, but only to the extent of funds held by the trust. The Trust Securities are subject to mandatory redemption in whole, but not in part, upon repayment of the junior subordinated debentures at their stated maturity or upon their early redemption. The junior subordinated debentures may be redeemed prior to their stated maturity upon the occurrence of certain events or at the option of the Corporation on or after June 1, 2007. The Corporation caused the Trust Securities to be issued because they are a relatively inexpensive form of regulatory capital for the Corporation. The sale of the Trust Securities was effected in a transaction exempt from the registration requirements of the Securities Act of 1933. In November 1997, the trust preferred securities sold to institutional buyers were registered under the Securities Act of 1933 and an exchange offer conducted whereby all but $1.0 million of such trust preferred securities were exchanged for registered securities.

Business of the Corporation

     Banking. The Corporation's largest subsidiary is Triangle Bank. Triangle Bank, headquartered in Raleigh, North Carolina, and Mecklenburg, headquartered in Charlotte, North Carolina, are both chartered as state banks under the laws of the State of North Carolina and are members of the Federal Reserve System (the "Federal Reserve"). Deposit insurance is provided by the Bank Insurance Fund ("BIF") of the FDIC. The sole business of the Banks is to provide banking services to businesses and individuals in the communities they serve through 56 branches of Triangle Bank in eastern and south-central North Carolina and three branches of Mecklenburg in Charlotte, North Carolina. The Banks primarily serve small and medium-sized businesses as well as consumers within their markets.

     Triangle Bank began business on January 4, 1988. On June 30, 1991, Enterprise Bancorp, Inc., a North Carolina bank holding company, and its wholly-owned subsidiary, Enterprise Bank, National Association, merged into Triangle Bank, adding approximately $34 million in assets to Triangle Bank. On December 28, 1993, New East Bancorp, a North Carolina holding company, and its wholly-owned subsidiaries, New East Bank of the Albemarle, New East Bank of the Cape Fear, New East Bank of Goldsboro, New East Bank of Greenville and New East Bank of New Bern, merged into Triangle Bank, adding approximately $131 million in assets to the Bank. Triangle Bank merged with Columbus National Bank, Standard Bank and Trust, Unity Bank and Trust Co. and The Village Bank as well as acquiring three branch offices from NationsBank during 1995, adding approximately $409 million in assets. Triangle Bank's wholly owned subsidiary, Unity Financial Services (acquired through Unity Bank and Trust Co. merger), changed its name to Triangle Investment Services in October 1995. This subsidiary provides brokerage services. Triangle Bank merged with Granville United Bank in October 1996, acquired four branches from First Union in January 1996 and completed a branch swap transaction in May 1996. In 1997, Triangle Bank sold two branches in Sanford, North Carolina and acquired 10 branches as a result of the UCB/BB&T merger adding a net of $174 million in deposits and $50 million in loans.

     Mecklenburg began business on July 12, 1989 with one office in Charlotte. Mecklenburg opened a second office in Charlotte in 1991, and purchased a third office, with $28 million in deposits, in March 1996 from Essex Savings Bank.

     Banking Services. The Banks offer a wide range of banking services, including acceptance of deposits, checking services, debit cards, 24-hour phone access to account information, commercial and consumer loans, mortgages, real estate development and construction loans, safe deposit boxes, and credit cards. The Banks offer their customers fully-automated, 24-hour teller machines ("ATMs"). This service is provided by ATM machines at selected branch locations and by giving the Banks' customers access to the ATM network of the Cirrus system and the HONOR system, which operate ATMs in many states.

     Deposits. The Banks offer a variety of deposit accounts, including savings, checking and time deposits of various types ranging from daily "money market" accounts to longer-term certificates of deposit. Retirement accounts, such as Individual Retirement Accounts, are also offered. The Banks seek to maintain stability in their deposits by establishing direct relationships with their depositors. Therefore, the Banks do not accepted brokered deposits. At December 31, 1997, Triangle Bank and Mecklenburg had deposits of approximately $1 billion and $195 million, respectively.

     Lending Activities. The Banks offer a wide range of consumer, commercial, real estate development, construction, and mortgage loans to small to medium-sized businesses and to individuals. Loans are generally secured by real property, equipment, inventory, accounts receivable, or other assets. In addition, the Banks often obtain personal guarantees from the owners of the businesses to which loans are extended. The Banks' lending policies are established and periodically reviewed by their Boards of Directors. Loan policies are also subject to the regulations of federal and state bank regulators.

     Real estate loans constituted the largest portion of the Banks' loans. Real estate loans include both loans to businesses to finance or refinance real estate used for the business and loans to individuals for residential real estate. Commercial loans include credit lines for working capital, short-term seasonal, or inventory financing as well as longer term loans. The Banks also offer residential real estate, construction, and land development loans to developers and builders. Finally, the Banks offer consumer loans to individuals. Consumer loans constitute the least significant portion of the Banks' loan portfolios.

     Real estate development and construction loans accounted for approximately 8% of the Banks' loans at December 31, 1997. In addition, when loans that are substantially secured by real estate are taken into account, loans secured in full or in part by real estate constituted approximately 68% of the outstanding loans at December 31, 1997. The Banks closely monitor their loan portfolios and believe their current loan loss reserves adequately reflect problem loans that have been identified to date.

     Leasing. The Corporation conducts leasing activities through its wholly-owned subsidiary, Coastal Leasing. Coastal Leasing is headquartered in Greenville, North Carolina and operates four offices in addition to its Greenville office. At December 31, 1997, Coastal Leasing had approximately $14 million in total assets, $13 million in leases, and $3 million in shareholders' equity. Coastal Leasing began business in 1971 in Greenville, North Carolina, opening its other offices in eastern North Carolina and tidewater Virginia over the years as its business grew. Coastal engages in business equipment leasing. Coastal's leasing activities complement the financing activities of the Banks and provide alternatives to small business customers of the Banks.

     Investments. The Corporation and its subsidiaries seek to maintain liquidity by maintaining investments in liquid securities. Currently, investments include primarily collateralized mortgage obligations, United States Treasury obligations and federal agency and municipal securities. At December 31, 1997, the average maturity of the Corporation's available for sale and held to maturity investment portfolios were approximately 122 and 75 months, respectively.

     Competition. Commercial banking in North Carolina is extremely competitive, due in large part to statewide branching. Currently, many of the Corporation's banking competitors are significantly larger and have greater resources than the Corporation. The Corporation continues to encounter significant competition from a number of sources, including bank holding companies, commercial banks, thrift and savings and loan institutions, credit unions, and other financial institutions and financial intermediaries. Among commercial banks, Triangle Bank and Mecklenburg compete in their market areas with some of the largest banking organizations in the state, several of which have as many as 200 to 300 branches in North Carolina and many billions in assets. The Banks also compete for interest-bearing funds with a number of investment alternatives, including brokerage firms, "money-market" mutual funds, insurance companies, government and corporate bonds, and other securities. Competition with the Banks are not limited to financial institutions based in North Carolina. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Banks' competitors. Consequently, many of the Banks' competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers, such as trust services that the Banks do not offer. As a result of the interstate banking legislation, the Banks' markets are open to future penetration by banks located in other states thereby increasing competition.

     The management of the Corporation believes banks compete in the following areas: convenience of location, interest rates for deposits and loans, types of accounts and services offered, and quality of the personnel providing services. The Banks endeavor to provide quality service by operating centrally-located branches, staffed with experienced bank personnel. The Banks offer a variety of accounts and loans comparable to those offered by other banks. The Banks also rely on the personal contacts of its officers and directors to attract depositors and borrowers in its target market of small to medium-sized businesses.

     Employees. At December 31, 1997, the Corporation's subsidiaries employed 436 full-time employees and 162 part-time employees. None of its employees are covered by a collective bargaining agreement. The Corporation believes its subsidiaries' relationships with their employees to be good.

     Triangle Bank and Mecklenburg each has a 401(k) plan for substantially all of their respective employees. The Corporation has a qualified incentive stock option plan for key officers and employees of the Corporation and its subsidiaries, and a non-qualified stock option plan for directors and certain officers of the Corporation and its subsidiaries. The Corporation also has an employee stock purchase plan which allows employees to purchase the Corporation's stock at a 15% discount from the stock's fair market value through payroll deductions. The Corporation also has change of control agreements and employment agreements that contain "change of control" provisions with certain officers that would benefit such officers in the event of a change of control of the Corporation and its subsidiaries.

Properties

     The Corporation's executive offices are located at 4300 Glenwood Avenue, Raleigh, North Carolina. The Corporation owns the four-story, 27,000 square foot building which was purchased and renovated by the Corporation in 1996. The executive office building also serves as the headquarters of Triangle Bank and houses a branch of Triangle Bank. Triangle Bank operates 56 branch locations of which 23 are either leased buildings or property on which Triangle Bank has branch offices. Mecklenburg's headquarters office is located at 2000 Randolph Road, Charlotte, North Carolina, which building is a two-story, 10,000 square foot building owned by Mecklenburg. Mecklenburg operates two other branches in Charlotte, both of which are owned by Mecklenburg. Coastal is headquartered at 2820 East Tenth Street, Greenville, North Carolina, in a one-story, 5,000 square foot building. Coastal leases all of its offices. In addition, the Corporation owns two buildings, with an aggregate of approximately 28,000 square feet, which house its operations center in Selma, North Carolina. The Corporation believes its facilities and those of its subsidiaries are adequate for their business needs.

Governmental Regulation

     General. Holding companies, banks and many of their nonbank affiliates are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations affecting the Corporation and the Banks. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Corporation's business. Supervision, regulation and examination of the Corporation and the Banks by the bank regulatory agencies are intended primarily for the protection of the Banks' depositors rather than holders of the common stock of the Corporation.

     In 1994, Congress adopted legislation which permits adequately capitalized and managed bank holding companies to acquire control of a bank in any state (the "Interstate Banking Law"). Existing state laws setting minimum age restrictions on target banks can be retained, so long as the age requirement does not exceed five years. Acquisitions will be subject to anti-trust provisions that cap at 10% the portion of the United States' bank deposits a single bank holding company may control, and cap at 30% the portion of a state's deposits a single bank holding company may control. States have the authority to waive the 30% cap.

     Under the Interstate Banking Law, beginning on June 1, 1997, banks have been permitted to merge with one another across state lines, subject to concentration, capital and Community Reinvestment Act requirements and regulatory approval. Only Texas and Montanta have opted out of interstate branching through legislation. A state can also choose to permit out-of-state banks to open new branches within its borders. In addition, if a state chooses to allow interstate acquisition of branches, then an out-of-state bank also may acquire branches by merger.

     Interstate branches that primarily siphon off deposits without servicing a community's credit needs will be prohibited. If loans are less than 50% of the average of all institutions in the state, the branch will be reviewed to see if it is meeting community credit needs. If it is not, the branch may be closed and the bank may be restricted from opening a new branch in the state.

Holding Company Regulation

     General. The Corporation is a holding company registered with the Federal Reserve under the Bank Holding Company Act (the "BHC Act"). As such, the Corporation and its subsidiaries are subject to the supervision, examination and reporting requirements contained in the BHC Act and the regulation of the Federal Reserve. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, (iii) acquiring all or substantially all of the assets of any bank, or
(iv) merging or consolidating with any other bank holding company.

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

     The Federal Reserve also has adopted a minimum (leverage) ratio of Tier 1 capital to total assets of 4%. The 4% Tier 1 capital to total assets ratio constitutes the leverage standard for bank holding companies and state member banks, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations. In proposing such standards, the Federal Reserve emphasized that in all cases the suggested standards are supervisory minimums and that an institution would be permitted to maintain such minimum levels of capital only if it were a strong banking organization, rated composite one under the CAMEL rating system for banks or the BOPEC rating system for bank holding companies. The Federal Reserve noted that most expansion-oriented banking organizations have maintained leverage capital ratios of between 4% and 5% of total assets, and it is likely that these ratios will be applied to the Corporation. At December 31, 1997, the Corporation had not been advised by the Federal Reserve of a minimum leverage capital ratio requirement specifically applicable to it.

     As of December 31, 1997 the Corporation had Tier I risk-adjusted, total regulatory capital and leverage capital of approximately 10.98%, 12.24% and 7.55%, respectively, all in excess of the minimum requirements.

Bank Regulation

     The Banks are subject to numerous state and federal statutes and regulations that affect their business, activities, and operations, and are supervised and examined by the Commissioner and the Federal Reserve. The Federal Reserve and the Commissioner regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations, and other similar corporate actions, and to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The Federal Reserve and the Commissioner regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, issuances of securities, capital adequacy, loss reserves, and compliance with the CRA and other laws and regulations.

Interest and certain other charges collected and contracted for by the banks are also subject to state usury laws and certain federal laws concerning interest rates.

     The vast majority of the deposit accounts of the Banks are insured by the BIF of the FDIC up to a maximum of $100,000 per insured depositor. Currently, approximately $32 million of Mecklenburg's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC as those deposits were acquired by Mecklenburg from a SAIF-insured savings bank. The FDIC issues regulations and conducts periodic examinations, requires the filing of reports, and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies, and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer, or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties, or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

     Although the Corporation is not subject to any direct legal or regulatory restrictions on dividends (other than the requirements under the North Carolina corporation laws that a distribution may not be made if after giving it effect the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation's total assets would be less than its liabilities), the Corporation's ability to pay cash dividends is dependent upon the amount of dividends paid by its subsidiaries. The ability of the Banks to pay dividends to the Corporation is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level. Federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment is deemed to constitute an unsafe and unsound practice.

     Like the Corporation, the Banks are required by federal regulations to maintain certain minimum capital levels. The levels required of the Banks are the same as required for the Corporation. At December 31, 1997, Triangle Bank had Tier I risk-adjusted, total regulatory capital and leverage capital of approximately 9.51%,10.76% and 6.70%, respectively, all in excess of the minimum requirements. Similarly, Mecklenburg had Tier I risk-adjusted, total regulatory capital and leverage capital of approximately 13.93%, 15.05% and 7.32%, respectively, all in excess of the minimum requirements.

     The Banks are subject to insurance assessments imposed by the FDIC. Effective January 1, 1997, the FDIC adopted a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution's average assessment base, applicable to institutions insured by both the BIF and the SAIF. The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is based on whether the institution is considered "well capitalized", "adequately capitalized" or "under capitalized", as such terms are defined in the applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The FDIC also is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and, beginning in 1997, all banks pay additional annual assessments at the rate of .013% of their average assessment base. Effective January 1, 1999, there is proposed to be a merger of the SAIF and the BIF insurance funds of the FDIC. One of the principal issues is the amount of additional funds needed to recapitalize the SAIF prior to the merger. In September 1996, a one-time special assessment was levied on SAIF-insured deposits (including such deposits held by commercial banks) at the rate of .657% on all SAIF-insured deposits held as of March 31, 1995; however, Mecklenburg was not assessed the special assessment on its SAIF-insured deposits due to a regulatory exemption obtained by Essex Savings Bank, FSB from whom Mecklenburg obtained the deposits.

The deposits of United Federal, proposed to be acquired by Triangle Bank, also are insured by the SAIF and, after the acquisition, Triangle Bank will have both BIF and SAIF-insured deposits. It cannot be predicted as to whether any further assessments will be made on BIF-insured banks. In November 1997, the FDIC's Board of Directors voted to maintain premium rates at their current level through the first half of 1998.

     Banks are subject to the Community Reinvestment Act of 1977 ("CRA"). Under the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

Monetary Policy and Economic Controls

     The Corporation and the Banks are directly affected by government policy and by regulatory measures affecting the banking industry in general. Of primary importance is the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), whose actions directly affect the money supply and, in general, affect banks' lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve Board regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

     Deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks have eliminated minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these specific actions and, in general, the deregulation of deposit interest rates have generally increased banks' cost of funds and made them more sensitive to fluctuations in money market rates. In view of the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Banks or the Corporation. As a result, banks, including the Banks, are facing a significant challenge to maintain acceptable net interest margins.

Guide 3 Disclosures

     The  following   schedule  is  provided  as  an  index  to  the  disclosure requirements under Guide 3 of the Guides for the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934.

                                       Index to                                                  Reference to
                                        Guide 3                                                   Form 10-K                  Page
                                     Disclosures                                                    Table                   Number
I.     Distribution of Assets, Liabilities and Shareholders' Equity interest rates and interest differential

(A)    Average Balance Sheets                                                                         1                       12

(B)    Net Income Analysis                                                                            1                       12

(C)    Net Interest Income and Volume/Rate Variance                                                   2                       13


II.    Securities Portfolio

(A)    Book Value of Securities                                                                       4                       21

(B)    Securities by Maturities                                                                       4                       19

(C)    This  item is not  applicable  since no items  exist  that  related  to this disclosure

III.   Loan Portfolio

(A)    Types of Loans                                                                                 3                       14

(B)    Maturities and Sensitivity of Loans to Changes in Interest Rates                               3                       15
       Risk Elements                                                                                  3                       17

(C) Management's policy is to discontinue the accrual of interest and reverse unpaid interest when management deems that collection of additional interest is doubtful.

(D) This item is not applicable since no items existed from inception through December 31, 1997 that related to the disclosure of this item.

IV.    Summary of Loan Loss Experience

(A)    Analysis of Allowance for Loan Losses                                                          3                       16

(B)    Allocation of the Allowance for Loan Losses                                                    3                       17

V.     Deposits

(A)    Average Deposits and Rates paid                                                                1                       12

(B)    Items B, C and E are not applicable

(C)    Outstanding balances and maturities of certificates of deposits in amounts of
       $100,00 or more as of December 31, 1997                                                        5                       22

VI.    Return on Equity and Assets                                                                    7                       24

VII.   Short-Term Borrowings                                                                          6                       23

VIII.  Interest Sensitivity Table                                                                     8                       25

------------------------------------------------------------------------------------------------------------------------------------
                                                    TRIANGLE BANCORP INC.                                                    Table 1
                                                INTEREST INCOME AND AVERAGE BALANCES
                                                           (In thousands)

                                                                      1997                                   1996
                                                      -----------------------------------    -----------------------------------
                                                                    Interest                                Interest
                                                        Average     Income/      Average        Average     Income/    Average
                                                        Balance     Expense    Yield/Rate       Balance     Expense   Yield/Rate
                                                      -----------------------------------    -----------------------------------
Interest Earning Assets:
Taxable investment securities and
  interest bearing due from banks                     $  216,599    $ 13,152        6.07%    $  237,381    $ 14,341        6.04%
Non-taxable investment securities
  and interest bearing due from banks*                   192,327      13,070        6.80%       134,766       9,038        6.71%
Federal funds sold and securities purchased
   with agreements to resell                                 602          33        5.48%         2,494         127        5.09%
Gross Loans**                                            873,055      82,153        9.41%       718,206      67,633        9.42%
Allowance for loan losses                                (12,427)         --        0.00%       (10,343)         --        0.00%
                                                      ----------------------------------     ----------------------------------
Total Interest Earning Assets                          1,270,156     108,408        8.54%     1,082,504      91,139        8.42%
                                                      ----------------------------------     ----------------------------------

Noninterest Earning Assets
  Cash and Due From Banks                                 38,666                                 37,020
  Premises and Equipment, Net                             28,221                                 24,041
  Interest Receivable and Other                           39,811                                 31,069
  Unrealized gain (loss) on
    securities available for sale                             34                                   (364)
                                                      ----------                             ----------
Total Noninterest Earning Assets                         106,732                                 91,766
                                                      ----------                             ----------

Total Average Assets                                  $1,376,888                             $1,174,270
                                                      ==========                             ==========

Interest Bearing Liabilities:
Demand deposits                                       $  167,018     $ 3,836        2.30%    $  135,592    $  3,209        2.37%
Money market and savings deposits                        195,704       7,605        3.89%       168,376       5,770        3.43%
Time deposits                                            591,128      33,373        5.65%       524,220      30,003        5.72%
Borrowed Funds                                           138,273       8,148        5.89%        98,467       5,345        5.43%
                                                      ----------------------------------     ----------------------------------
Total Interest Bearing Liabilities                     1,092,123      52,962        4.85%       926,655      44,327        4.78%
                                                      ----------------------------------     ----------------------------------

Noninterest Bearing Liabilities:
Demand deposits                                          153,169                                134,571
Interest payable and other                                17,287                                 12,616
                                                      ----------                             ----------
Total Noninterest Bearing Liabilities                    170,456                                147,187
                                                      ----------                             ----------

Total Liabilities                                      1,262,579                              1,073,842

Shareholders' Equity                                     114,309                                100,428
                                                      ----------                             ----------
Total Liabilities and
   Shareholders' Equity                               $1,376,888                             $1,174,270
                                                      ==========                             ==========

Interest Rate Spread                                                                3.69%                                  3.64%
                                                                                    ====                                   ====

Taxable Equivalent Net Interest Income and
  Net Yield on Interest Earning Assets                               $55,446        4.37%                  $ 46,812        4.32%
                                                                     ===================                   ====================

                                                                     1995
                                                      -----------------------------------
                                                                   Interest
                                                       Average      Income/     Average
                                                       Balance      Expense    Yield/Rate
                                                      -----------------------------------
Interest Earning Assets:
Taxable investment securities and
  interest bearing due from banks                     $ 247,679    $ 15,470         6.25%
Non-taxable investment securities
  and interest bearing due from banks*                   24,872       2,083         8.37%
Federal funds sold and securities purchased
   with agreements to resell                              9,165         525         5.73%
Gross Loans                                             588,645      56,497         9.60%
Allowance for loan losses                                (9,509)          -         0.00%
                                                      -----------------------------------
Total Interest Earning Assets                           860,852      74,575         8.66%
                                                      -----------------------------------

Noninterest Earning Assets
  Cash and Due From Banks                                34,314
  Premises and Equipment, Net                            17,995
  Interest Receivable and Other                          28,966
  Unrealized gain (loss) on
    securities available for sale                        (1,721)
                                                      ---------
Total Noninterest Earning Assets                         79,554
                                                      ---------

Total Average Assets                                  $ 940,406
                                                      =========

Interest Bearing Liabilities:
Demand deposits                                       $ 117,732    $  3,190         2.71%
Money market and savings deposits                       135,055       4,556         3.37%
Time deposits                                           416,142      23,542         5.66%
Borrowed Funds                                           50,811       2,981         5.87%
                                                      ----------------------------------
Total Interest Bearing Liabilities                      719,740      34,269         4.76%
                                                      ----------------------------------

Noninterest Bearing Liabilities:
Demand deposits                                         119,170
Interest payable and other                               11,466
                                                      ---------
Total Noninterest Bearing Liabilities                   130,636
                                                      ---------

Total Liabilities                                       850,376

Shareholders' Equity                                     90,030
                                                      ---------
Total Liabilities and
   Shareholders' Equity                               $ 940,406
                                                      =========

Interest Rate Spread                                                                3.90%
                                                                                    ====

Taxable Equivalent Net Interest Income and
  Net Yield on Interest Earning Assets                             $ 40,306         4.68%
                                                                   =====================

* Tax equivalent adjustment of $1,860, $1,180, and $851 made in 1997, 1996 and 1995, respectively.

The effective tax rates used were 36% for federally tax exempt amounts and 7.75% for state tax exempt amounts.

**   Includes nonaccrual loans and loans held for sale.

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                TRIANGLE BANCORP INC.                                                  Table 2
                                            RATE/VOLUME VARIANCE ANALYSIS
                                                    (In thousands)

                                                           1997 compared to 1996                     1996 compared to 1995
                                                      Interest                                 Interest
                                                       Income                                   Income
                                                      Expense      Volume          Rate         Expense       Volume        Rate
                                                      Variance    Variance       Variance       Variance     Variance      Variance
                                                    -------------------------------------     -------------------------------------
Interest Earning Assets:
Taxable investment securities and
  interest bearing due from banks                   $ (1,189)     $ (1,104)        $ (85)     $ (1,129)     $   (794)     $   (335)
Non-taxable investment securities
  and interest bearing due from banks*                 4,032         3,910           122         6,955         7,449          (494)
Federal funds sold and securities purchased
   with agreements to resell                             (94)         (103)            9          (398)         (345)          (53)
Gross Loans                                           14,520        14,571           (51)       11,136        12,219        (1,083)
                                                    -------------------------------------     -------------------------------------

                                                    $ 17,269      $ 17,274         $  (5)     $ 16,564      $ 18,529      $ (1,965)
                                                    =====================================     =====================================

Interest Bearing Liabilities:
Demand deposits                                     $    627      $    724         $ (97)     $     19      $    451      $   (432)
Money market and savings deposits                      1,835         1,005           830         1,214         1,141            73
Time deposits                                          3,370         3,782          (412)        6,461         6,183           278
Borrowed Funds                                         2,803         2,313           490         2,364         2,602          (238)
                                                    -------------------------------------     -------------------------------------

Total Interest Bearing Liabilities                  $  8,635      $  7,824         $ 811      $ 10,058      $ 10,377      $   (319)
                                                    =====================================     =====================================


------------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------

                                              TRIANGLE BANCORP, INC.                                                Table 3
                                                       LOANS
                                                  (In thousands)



                                                          1997           1996           1995            1994           1993
Analysis of Loans:
Commercial, Financial and Agricultural                 $ 206,146      $ 194,726       $ 181,024      $ 167,423      $ 152,709
Real estate, Construction and Land Development            79,676         56,077          81,892         84,391         59,442
Real estate, Mortgage                                    492,262        383,447         258,243        178,388        158,441
Real estate, Equity Lines of Credit                       58,846         40,288          36,594         30,666         27,499
Consumer Loans and Leases                                115,008         82,505          81,712         65,321         60,659
Other                                                      4,457          6,246           9,750         10,046          2,688
                                                       ----------------------------------------------------------------------

TOTAL                                                  $ 956,395      $ 763,289       $ 649,215      $ 536,235      $ 461,438
                                                       ======================================================================

-----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                              TRIANGLE BANCORP, INC.                     Table 3
            ANALYSIS OF CERTAIN LOAN MATURITIES AT DECEMBER 31, 1997
                                 (In thousands)


                                                       Real Estate
                                     Commercial       Construction
                                     Financial          and Land
                                   & Agricultural      Development       Total

Due within one year                  $  81,492          $ 64,476       $145,968
Due after one year - five years
       Fixed Rate                       54,527             4,626         59,153
       Variable Rate                    45,611             7,751         53,362
                                     ---------          --------       --------
       Total                           100,138            12,377        112,515
                                     ---------          --------       --------
Due after five - ten years
       Fixed Rate                        7,705             2,174          9,879
       Variable Rate                    16,811               649         17,460
                                     ---------          --------       --------
       Total                            24,516             2,823         27,339
                                     ---------          --------       --------

       Total                         $ 206,146          $ 79,676       $285,822
                                     =========          ========       ========

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                          TRIANGLE BANCORP, INC.                                            Table 3
                             RESERVE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                                              (In Thousands)

                                                                                  For the year ended December 31,
                                                                    1997          1996           1995          1994          1993
Beginning balance                                                 $ 10,890      $  9,658       $ 10,161      $ 11,769      $  5,472
Deduct charge offs:
   Commercial, financial and agricultural                            1,506           850          1,295         1,631           686
   Real estate, construction and land development                     --            --             --           1,151            77
   Real estate, mortgage                                                19           249            358           156           150
   Installment to individuals                                          715           676            407           506           245
   Other                                                               802          --                2             7          --
                                                                  -----------------------------------------------------------------
TOTAL                                                                3,042         1,775          2,062         3,451         1,158
Add recoveries:
   Commercial, financial and agricultural                              994           592            763           197           184
   Real estate, construction and land development                     --            --                7            12          --
   Real estate, mortgage                                                53            43            136           195            38
   Installment to individuals                                          175           140            130            42            62
   Other                                                                67          --             --            --            --
                                                                  -----------------------------------------------------------------
TOTAL                                                                1,289           775          1,036           446           284
                                                                  -----------------------------------------------------------------
Net charge offs                                                      1,753         1,000          1,026         3,005           874
Additions charged to operations                                      3,458         2,330            523         1,299         2,272
Provision for acquired loans                                         1,205           (98)          --              98           110
Allowance acquired in mergers                                         --            --             --            --           4,789
                                                                  -----------------------------------------------------------------
Ending balance                                                    $ 13,800      $ 10,890       $  9,658      $ 10,161      $ 11,769
                                                                  =================================================================

Ratio of net charge offs during the period
   to average loans outstanding during the period
                                                                      0.20%         0.14%          0.18%         0.60%         0.24%

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Table 3
                                  TRIANGLE BANCORP, INC.
                         ALLOCATION OF THE RESERVE FOR LOAN LOSSES
                                      At December 31,
                                  (Dollars in thousands)

                             --------------------------------------------------------------------------------
                                           1997                       1996                        1995
                             --------------------------------------------------------------------------------
                                        % of loans in              % of loans in               % of loans in
                                        each category              each category               each category
                              Amount    to Total Loans   Amount    to Total Loans    Amount    to Total Loans
                             --------------------------------------------------------------------------------
Commercial, Financial and
       Agricultural          $ 4,204        21.55%      $ 4,115        27.88%       $ 3,665        31.22%

Real Estate, Construction
      and Land Development       416         9.75%          169        12.61%           272        15.74%

Real Estate, Mortgage          2,826        50.05%        1,995        39.78%         1,912        33.27%

Real Estate, Equity Lines
       of Credit                 650         6.15%          402         5.64%           340         5.72%

Consumer Loans                 1,698         8.55%        1,289        12.59%         1,220        12.18%

Other                            380         3.95%           57         1.50%            76         1.87%

Unallocated                    3,626         0.00%        2,863         0.00%         2,173         0.00%
                             --------------------------------------------------------------------------------

TOTAL                        $13,800       100.00%      $10,890       100.00%       $ 9,658       100.00%
                             ================================================================================

                             ------------------------------------------------------
                                           1994                           1993
                             ------------------------------------------------------
                                        % of loans in                % of loans in
                                        each category                each category
                              Amount    to Total Loans     Amount    to Total Loans
                             ------------------------------------------------------

Commercial, Financial and
       Agricultural          $ 3,632       25.51%         $ 4,724        33.09%

Real Estate, Construction
      and Land Development       708       14.09%             653        12.88%

Real Estate, Mortgage          2,812       43.49%           3,254        34.34%

Real Estate, Equity Lines
       of Credit                 274        5.28%             260         5.96%

Consumer Loans                 1,006       10.81%             823        13.15%

Other                             23        0.82%              19         0.58%

Unallocated                    1,706        0.00%           2,036         0.00%
                             ------------------------------------------------------

TOTAL                        $10,161      100.00%         $11,769       100.00%
                             ======================================================

-----------------------------------------------------------------------------------------------------------------------------

                                     TRIANGLE BANCORP, INC.                                                           Table 3
                                ANALYSIS OF NONPERFORMING ASSETS
                                         (In Thousands)

                                                                       1997        1996         1995        1994        1993
                                                                     --------------------------------------------------------
Nonaccrual loans                                                     $ 2,141     $ 1,666      $ 1,532     $ 1,738     $ 3,849
Loans contractually past due 90 or                                     3,997       2,107        1,033       1,028         220
 or more days as to principal or interest
Foreclosed assets                                                        246         507          499         799       1,859
                                                                     --------------------------------------------------------
Total                                                                $ 6,384     $ 4,280      $ 3,064     $ 3,565     $ 5,928
                                                                     ========================================================

-----------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                        TRIANGLE BANCORP, INC.                                               Table 4
                                                             SECURITIES
                                                           (In thousands)

                                                                                             December 31,
                                                              ----------------------------------------------------------------------
                                                                    1997                                       1996
Available for Sale                                            Book Value     Market Value                Book Value     Market Value
                                                              ----------     ------------                ----------     ------------
U.S. Treasury                                                  $  98,269        $  99,020                 $ 117,732        $ 117,902
U.S. Agencies                                                     10,233           10,246                    12,179           12,157
State and Political Subdivisions                                  31,501           32,322                    14,369           14,341
Mortgage Backed Securities                                           467              467                   127,818          128,030
Collateralized Mortgaged Obligations                             251,332          250,056                     2,145            2,108
End-User Derivatives                                                                                          4,293            3,850
FHLB Stock                                                        17,535           17,535                     5,534            5,534
Federal Reserve Stock                                              2,210            2,210                     2,524            2,524
Other Investments                                                     64               64                        64               64
                                                              ----------------------------------------------------------------------
Total                                                          $ 411,611        $ 411,920                 $ 286,658        $ 286,510
                                                              ======================================================================

Held to Maturity

U.S. Agencies                                                  $  72,128        $  72,881                 $  72,134        $  72,583
State and Political Subdivisions                                  12,998           13,405                    13,663           13,918
Mortgage Backed Securities                                         6,376            6,343                     8,711            8,564
Collateralized Mortgaged Obligations                               3,038            3,044                     3,050            3,025
Other Investments                                                    253              273                       554              577
                                                              ----------------------------------------------------------------------
Total                                                          $  94,793        $  95,946                 $  98,112        $  98,667
                                                              ======================================================================

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                        TRIANGLE BANCORP, INC.                                               Table 4
                                                             SECURITIES
                                                           (In thousands)

                                            WEIGHTED AVERAGE YIELDS AT DECEMBER 31, 1997

                                                           Due in One                                             After
Available for Sale                                       Year or less       1 - 5 years       5 - 10 years       10 years      Total
U.S. Treasury                                                 6.43%            6.13%                                           6.16%
U.S. Agencies                                                                  5.91%                                           5.91%
State and Political Subdivisions                                                                  4.75%           5.11%        5.07%
Mortgage Backed Securities                                                                                        6.87%        6.87%
Collateralized Mortgaged Obligations*                                                             8.49%           7.58%        7.56%
Other Investments                                                                                                 7.32%        7.32%
                                                       -----------------------------------------------------------------------------
Total                                                         6.43%            6.11%              6.91%           6.84%        6.58%
                                                       -----------------------------------------------------------------------------

Held to Maturity

U.S. Agencies                                                 5.90%            6.41%              7.58%                        6.28%
State and Political Subdivisions                              4.57%            5.17%              5.33%           5.59%        5.32%
Mortgage Backed Securities                                    5.72%            6.10%              5.65%           6.82%        6.19%
Collateralized Mortgaged Obligations*                                                             6.36%           6.03%        6.25%
Other Investments                                                              9.00%                                           9.00%
                                                       -----------------------------------------------------------------------------
Total                                                         5.87%            6.31%              6.23%           6.07%        6.15%
                                                       -----------------------------------------------------------------------------

*    Analysis performed using contractual maturities of collateralized mortgage obligations.

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                        TRIANGLE BANCORP, INC.                                               Table 4
                                                             SECURITIES
                                                           (In thousands)

                                                         Book Value as of December 31, 1997
                                        ------------------------------------------------------------------
                                                                                                                            Average
                                         Due in One                                    After                    Market      Maturity
Available for Sale                      Year or less   1 - 5 years    5 - 10 years    10 years      Total       Value       in Years
                                        --------------------------------------------------------------------------------------------
U.S. Treasury                             $ 11,487      $ 86,782       $     --      $      --    $ 98,269    $  99,020       1.20
U.S. Agencies                                             10,233                                    10,233       10,246       2.02
State and Political Subdivisions                                          3,683         27,817      31,500       32,322      10.19
Mortgage Backed Securities                                                                 467         467          467      20.35
Collateralized Mortgaged Obligations*                                     5,053        246,280     251,333      250,056      17.29
FHLB Stock                                                                              17,535      17,535       17,535
Federal Reserve Stock                                                                    2,210       2,210        2,210
Other Investments                                                                           64          64           64
                                        --------------------------------------------------------------------------------------------
Total                                     $ 11,487      $ 97,015       $  8,736      $ 294,373    $411,611    $ 411,920      10.21
                                        ============================================================================================

Held to Maturity

U.S. Agencies                             $ 28,849      $ 39,378       $  3,902      $      --    $ 72,128    $  72,881       2.62
State and Political Subdivisions               531         3,513          5,644          3,310      12,998       13,405       5.66
Mortgage Backed Securities                   1,608         1,943            687          2,138       6,376        6,343       5.12
Collateralized Mortgaged Obligations*                                     2,028          1,009       3,038        3,044      14.67
Other Investments                                            253                                       253          273       3.25
                                        --------------------------------------------------------------------------------------------
Total                                     $ 30,988      $ 45,087       $ 12,261      $   6,457    $ 94,793    $  95,946       6.26
                                        ============================================================================================

*    Analysis performed using contractual maturities of collateralized mortgage obligations.

------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                              TRIANGLE BANCORP, INC.                     Table 5
                          LARGE TIME DEPOSIT MATURITIES
                                 (In thousands)



Analysis of Time Deposits of $100,000 or more at December 31, 1997:


Remaining maturity of three months or less                             $  51,458
Remaining maturity of over three months through 12 months                 48,864
Remaining maturity of over twelve months                                  10,971
                                                                       ---------

Total time deposits of $100,000 or more                                $ 111,293
                                                                       =========

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                       TRIANGLE BANCORP, INC.                                                Table 6
                                                           SHORT-TERM DEBT
                                                       (Dollars in thousands)

                                                          1997                                              1996
                                 -----------------------------------------------------   -------------------------------------------
                                             Securities                                               Securities
                                  Federal    Sold Under             TT & L                Federal     Sold Under   TT & L
                                   Funds      Agree to    Master     Note                  Funds       Agree to     Note
                                 Purchased   Repurchase    Note     Option    Combined   Purchased    Repurchase   Option   Combined
End of year:

Amount outstanding                $24,800     $20,601     $15,705    $ 400    $61,506     $ 3,900      $34,738     $ 342    $38,980

Weighted average interest rate       5.85%       4.56%       4.80%    5.27%      5.15%       7.00%        4.90%     5.15%      5.11%

Maximum amount outstanding        $30,800     $25,360     $15,704    $ 400    $72,264     $35,745      $39,466     $ 400    $75,611
 at any month end

Averages:

Average outstanding during year   $ 3,503     $19,971     $ 6,884    $ 288    $30,646     $10,876      $31,502     $ 395    $42,773

Weighted average interest rate       5.76%       4.61%       4.70%    4.24%      4.76%       5.74%        5.17%     3.15%      5.30%
  during the year

                                                   1995
                                   -----------------------------------
                                                Securities
                                    Federal     Sold Under
                                     Funds       Agree to
                                   Purchased    Repurchase    Combined
End of year:

Amount outstanding                  $16,155      $23,667      $39,822

Weighted average interest rate         5.98%        4.49%        5.09%

Maximum amount outstanding          $21,125      $25,394      $46,519
 at any month end

Averages:

Average outstanding during year     $ 4,061      $60,073      $64,134

Weighted average interest rate         5.76%        5.43%        5.45%
  during the year

------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                             TRIANGLE BANCORP, INC.                      Table 7
                          SELECTED KEY FINANCIAL RATIOS

                                              For the year ended December 31,
                                           1997            1996            1995
                                           -------------------------------------

Return on Average Assets                    1.20%          1.13%           0.97%

Return on Average Equity                   14.51%         13.16%          10.12%

Dividends Paid ratio                       31.39%         26.71%          22.11%

Average Equity to Average Assets            8.30%          8.55%           9.57%

--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------

                                        TRIANGLE BANCORP                                                                    Table 8
                                      INTEREST SENSITIVITY
                                        DECEMBER 31, 1997
                                     (Dollars in thousands)

                                                                       0 - 3           4 to 12          1 to 5            Over 5
                                                     Balance           Months           Months           Years             Years
                                                   --------------------------------------------------------------------------------
Federal funds sold                                 $     1,549      $     1,549      $      --        $      --         $      --
Interest bearing deposits in banks                      23,027           23,027             --               --                --
Securities                                             506,713             --             42,512          142,829           321,372

Loans and leases, net                                  942,595             --               --               --                --
                                                   --------------------------------------------------------------------------------

Earning assets                                       1,473,884           24,576           42,512          142,829           321,372
                                                   --------------------------------------------------------------------------------

Total assets                                       $ 1,605,012
                                                   ===========

Interest bearing demand deposits                   $   167,651           67,060             --             67,060            33,530
Savings deposits                                        66,931             --               --             53,545            13,386
Money market account deposits                          175,196             --             87,598           87,598              --
Time deposits                                          600,466             --               --               --                --
Short-term debt                                         61,506           61,506             --               --                --
FHLB advances                                          193,500           45,000           80,000           68,500              --
Corporation obligated
  manditorily redeemable securities                     19,951                                                               19,951
                                                   --------------------------------------------------------------------------------

Costing liabilities                                $ 1,265,250          173,566          167,598          276,703            46,916
                                                   --------------------------------------------------------------------------------

GAP                                                                 $  (148,990)     $  (125,086)      $ (133,874)      $   274,456
                                                                    ---------------------------------------------------------------

% of total assets                                                         -9.28%           -7.79%           -8.34%            17.10%
                                                                    ---------------------------------------------------------------

Cumulative GAP                                                      $  (148,990)     $  (274,076)      $ (407,951)      $  (133,495)
                                                                    ---------------------------------------------------------------

% of total assets                                                         -9.28%          -17.08%          -25.42%            -8.32%
                                                                    ---------------------------------------------------------------

Assumptions regarding non-maturing deposits follow the FDICIA section 305 maximums.

------------------------------------------------------------------------------------------------------------------------------------

MARKET RISK

As discussed in the Management Discussion and Analysis Asset and Liability Management section, the Company's market risk relates to the interest rate risk inherent in its lending and deposit taking activities. The Banks use a model to simulate interest movements and the effect such movements would have on the market value of portfolio equity. The market value of portfolio equity is the present value of expected cash flows from assets, liabilities and off balance sheet contracts using current market discount rates .

In executing the model, assumptions, which may or may not actually occur in rapid interest rate changes, are used. The assumptions related to non-maturing deposits are based on the FDICIA 305 maximum maturities. Assumptions regarding expected cash flows are based on the individual maturities of the Companies securities, loans, deposits and other borrowings.

The table below illustrates the effect of interest rate movements, both up and down, of 100 and 200 basis points for each of the Banks.

--------------------------------------------------------------------------------
                              December 31, 1997
                                Market Value
                                of Portfolio                  Estimated
                                   Equity                     Change from
                               (In Thousands)                     Base
                                     $                     $                 %
                              --------------------------------------------------
TRIANGLE BANK
Up 200                            102,060               (4,039)           -3.81%
Up 100                            103,887               (2,212)           -2.08%
Base                              106,099                    -             0.00%
Down 100                          108,751                2,652             2.50%
Down 200                          111,903                5,804             5.47%

BANK OF MECKLENBURG
Up 200                             18,438                 (937)           -0.88%
Up 100                             18,882                 (493)           -0.46%
Base                               19,375                    -             0.00%
Down 100                           19,927                  552             0.52%
Down 200                           20,543                1,168             1.10%

--------------------------------------------------------------------------------

ITEM 2. Properties

     See Item 1. Description of Business-Properties.

ITEM 3. Legal Proceedings

     There are no material legal proceedings pending to which the Corporation or its direct or indirect subsidiaries is a party or of which any of their property is subject.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to the Corporation's shareholders in the fourth quarter of 1997

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

     The stock price and shareholder data appear on page FS-1 of this Annual Report on Form 10-K. Restrictions on paying dividends are described in Item 1 on Form 10-K under the heading "Bank Regulation".

ITEM 6. Selected Financial Data

     The selected consolidated financial data appears on page FS-2 of this Annual Report on Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of financial condition and results of operations for the years ended December 31, 1997 and December 31, 1996 appears on pages FS-3 through FS-9 of this Annual Report on Form 10-K. See page 26 for a discussion of market risk.

ITEM 8. Financial Statements and Supplementary Data

     The consolidated financial statements, together with the report thereon of Coopers & Lybrand L.L.P. dated January 19, 1998, appears on pages FS-10 through FS-38 of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     No changes in accountants or disagreements on accounting or financial disclosure occurred in the period from January 1, 1996 through the date hereof.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information contained under the captions "Proposal 1. Election of Directors", "Incumbent Directors, Director Relationships", and "Executive Officers" in the Proxy Statement is incorporated herein by reference.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as a part of this report:

    Financial Statements:
    Report of Independent Accounts........................................FS-10

    Consolidated Balance Sheets as of
    December 31, 1997 and 1996............................................FS-11

    Consolidated Statements of Income
    for the years ended December 31, 1997, 1996 and 1995..................FS-12

    Consolidated Statements of Changes in
    Shareholders' Equity for the years ended
    December 31, 1997, 1996 and 1995......................................FS-13

    Consolidated Statements of Cash
    Flows for the years ended December 31,
    1997, 1996 and 1995..........................................FS-14 to FS-15

    Notes to Consolidated Financial Statements...................FS-16 to FS-38

     The following exhibits listed in accordance with the number assigned to each in the Exhibit Table of Item 601 of Regulation S-K under the Securities Act of 1933, as amended, are included in this Form 10-K.

Exhibit
Number

2(a) Amended and Restated Agreement and Plan of Reorganization and Merger By and Among Guaranty State Bancorp, Guaranty State Bank, Triangle Bancorp, Inc. and Triangle Bank dated as of November 18, 1997 (incorporated by reference to Exhibit 2(a) to the Registrant's Form S-4 (Registration No. 333-44027) as declared effective by the Commission on February 6,1998)

2(b) Agreement and Plan of Reorganization and Merger By and Among United Federal Savings Bank, Triangle Bancorp, Inc. and Triangle Bank dated as of March 4, 1998 (incorporated by reference to Exhibit 10(a) to the Registrant's Form 8-K filed with the Commission on March 25, 1998)

3(a) Articles of Incorporation of Triangle Bancorp, Inc. as amended at the meeting of shareholders on May 23, 1995 (incorporated by reference to Exhibit 3(a) to the Registrant's Form 10-K filed with the Commission on March 25, 1997)

3(b) Bylaws of Triangle Bancorp, Inc. as amended at the special meeting of shareholders on April 28, 1997 and by the Board of Directors on January 27, 1998

4         Specimen of Common Stock Certificate of Triangle Bancorp, Inc.

10(a) Triangle Bancorp, Inc. 1988 Incentive Stock Option Plan, as amended on August 19, 1997 and on November 18, 1997

10(b) Triangle Bancorp, Inc. 1988 Non-Qualified Stock Option Plan, as amended on August 19, 1997 and on November 18, 1997

10(c)     Triangle Bancorp, Inc. 1998 Omnibus Stock Plan

10(d) Triangle Bancorp, Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 as filed with the Commission on March 31, 1994)

10(e)     Triangle  Bancorp,  Inc. 1997 Deferred  Compensation  Plan for Outside
          Directors

10(f) Employment Agreement between Triangle Bancorp, Inc. and Michael S. Patterson (incorporated by reference to Exhibit 10(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 as filed with the Commission on March 31, 1994)

10(g) Deferred Compensation Agreement between Triangle Bancorp, Inc. and Michael S. Patterson (incorporated by reference to Exhibit 10(g) to the Registrant's Form S-4 (Registration No.33-86226) as declared effective by the Commission on January 20, 1995)

10(h) Deferred Compensation Agreement between Triangle Bancorp, Inc. and Debra L. Lee (incorporated by reference to Exhibit 10(h) to the
          Registrant's Form S-4 (Registration No. 33-86226) as declared effective by the Commission on January 20, 1995)

10(i) Employment Agreement between Triangle Bancorp, Inc. and George W. Holt (incorporated by reference to Exhibit 10(j) to the Registrant's Form 10-K filed on March 31, 1995)

10(j) Employment Agreement between Triangle Bancorp, Inc. and H. Leigh Ballance, Jr. (incorporated by reference to Exhibit 10(k) to the Registrant's Form 10-K filed on March 31, 1995)

10(k) Split Dollar Insurance Agreement and Deferred Compensation Agreement between Triangle Bancorp, Inc. and Michael S. Patterson (incorporated by reference to Exhibit 10(n) to the Registrant's Form 10-K filed on March 31, 1996)

10(l) Change of Control Agreement among Triangle Bancorp, Inc., Triangle Bank and Steven R. Ogburn

10(m) Change of Control Agreement among Triangle Bancorp, Inc., Triangle Bank and Debra L. Lee

10(n)     Employment  Agreement  between  Triangle  Bancorp,  Inc.  and Billy N.
          Quick, Sr.

10(o) Change of Control Agreement among Triangle Bancorp, Inc., Triangle Bank and Edward O. Wessell

10(p) Supplemental Employee Retirement Plan dated January 1, 1998 between Triangle Bank and Michael S. Patterson.

10(q) Form of Supplemental Employee Retirement Plan dated January 1, 1998 between Triangle Bank and each of Debra L. Lee, Steven R. Ogburn and Edward O. Wessell

21        Subsidiaries of Registrant

23        Consent of Coopers & Lybrand L. L. P.

27        Financial Data Schedule for the year and quarter ended
          December 31, 1997

27.1      Financial Data Schedule - Restated 1997 quarters

27.2      Financial Data Schedule - Restated 1996 quarters

27.3      Financial Data Schedule Restated December 31, 1995

(b)       Reports on Form -8K

     On October 17, 1997, a Form 8-K was filed to report the completion of the acquisition of Mecklenburg.

     On October 31, 1997, a Form 8-K was filed to restate historical financial information due to the acquisition of Mecklenburg.

     On December 19, 1997, a Form 8-K was filed reporting completion of one month of combined operations of the Company and Mecklenburg. A consolidated balance sheet and statement of income were included in the filing.

     On December 22, 1997, a Form 8-K was filed which included the restated historical financial information filed on October 31, 1997, without reference to Mecklenburg's prior independent accountants in the audit opinion.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TRIANGLE BANCORP, INC.



                                            By  /s/ Michael S. Patterson
                                                -----------------------------
                                                   Michael S. Patterson
                                                   Chairman, President and
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                 TITLE                       DATE

/s/ Michael S. Patterson        Chairman, President and Chief     March 17, 1998
---------------------------     Executive Officer
Michael S. Patterson


/s/ Debra L. Lee                Chief Financial Officer           March 17, 1998
---------------------------     (Principal Financial and
Debra L. Lee                    Accounting Officer)


/s/ Lisa F. Campbell            Controller (Principal
---------------------------     Accounting Officer)               March 17, 1998
Lisa F. Campbell


/s/ Carole S. Anders            Director                          March 17, 1998
---------------------------
Carole S. Anders


/s/ Charles H. Ashford, Jr.     Director                          March 17, 1998
---------------------------
Charles H. Ashford, Jr.


---------------------------     Director                          March 17, 1998
Cy N. Bahakel


---------------------------     Director                          March 17, 1998
E. B. Borden

/s/ Robert E. Bryan, Jr.        Director                          March 17, 1998
---------------------------
Robert E. Bryan, Jr.


/s/ David T. Clancy             Director                          March 17, 1998
---------------------------
David T. Clancy


---------------------------     Director                          March 17, 1998
N. Leo Daughtry


/s/ Syd W. Dunn                 Director                          March 17, 1998
---------------------------
Syd W. Dunn, Jr.


/s/ Willie S. Edwards           Director                          March 17, 1998
---------------------------
Willie S. Edwards


/s/ James P. Godwin, Sr.        Director                          March 17, 1998
---------------------------
James P. Godwin, Sr.


/s/ Robert L. Guthrie           Director                          March 17, 1998
---------------------------
Robert L. Guthrie


/s/ John B. Harris, Jr.         Director                          March 17, 1998
---------------------------
John B. Harris, Jr.


/s/ George W. Holt              Director                          March 17, 1998
---------------------------
George W. Holt


/s/ Earl Johnson, Jr.           Director                          March 17, 1998
---------------------------
Earl Johnson, Jr.


---------------------------     Director                          March 17, 1998
J.L. Maxwell, Jr.


/s/ Michael A. Maxwell          Director                          March 17, 1998
---------------------------
Michael A. Maxwell

---------------------------     Director                          March 17, 1998
Wendell H. Murphy


/s/ Patrick L. Pope             Director                          March 17, 1998
---------------------------
Patrick L. Pope


/s/ William R. Pope             Director                          March 17, 1998
---------------------------
William R. Pope


/s/ Edythe M. Poyner            Director                          March 17, 1998
---------------------------
Edythe M. Poyner


/s/ Billy N. Quick, Sr.         Director                          March 17, 1998
---------------------------
Billy N. Quick, Sr.


/s/ J. Dal Snipes               Director                          March 17, 1998
---------------------------
J. Dal Snipes


/s/ N. Johnson Tilghman         Director                          March 17, 1998
---------------------------
N. Johnson Tilghman


/s/ Sydnor M. White, Jr.        Director                          March 17, 1998
---------------------------
Sydnor M. White, Jr.


/s/ J. Blount Williams          Director                          March 17, 1998
---------------------------
J. Blount Williams

================================================================================

Shareholder Information
--------------------------------------------------------------------------------

Annual Meeting

The Annual Meeting of the shareholders of Triangle Bancorp, Inc. will be held on Tuesday, April 28, 1998, at the Radisson Governors Inn, Research Triangle Park, NC at 10:00 a.m.

Common Stock

At December 31, 1997, the Company had 12,980,925 shares of common stock outstanding which was held by approximately 7,600 shareholders of record. Beginning December 30, 1997, the Company's stock was listed on the New York Stock Exchange ("NYSE") under the ticker symbol TGL. Prior to December 30, 1997, the Company's stock was traded Over-the-Counter on the NASDAQ National Market under the ticker symbol TRBC.

Stock Transfer Agent and Registrar

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016-3572
800-368-5948

Independent Accountants

Coopers & Lybrand L.L.P.
Certified Public Accountants
150 Fayetteville Street Mall
Suite 2300
Raleigh, North Carolina 27601

Quarterly Common Stock Prices and Dividends

The talbe below sets forth the range of high and low per share sales prices as reported by the NYSE from December 30, 1997 forward and by NASDAQ for prior periods. The table also sets forth per share dividend information for the period indicated.

                                  1997                          1996
                        High      Low    Dividend     High      Low    Dividend
--------------------------------------------------------------------------------
Fourth Quarter          35.88    24.50     0.12       16.38    14.50     0.09
--------------------------------------------------------------------------------
Third Quarter           30.00    21.75     0.10       15.25    13.50     0.07
--------------------------------------------------------------------------------
Second Quarter          22.50    18.50     0.09       15.00    13.50     0.07
--------------------------------------------------------------------------------
First Quarter           20.50    16.00     0.09       16.00    13.88     0.06
--------------------------------------------------------------------------------


Dividend Reinvestment and Stock Purchase Plan

Triangle Bancorp, Inc. has a Dividend Reinvestment and Stock Purchase Plan which allows shareholders to reinvest dividends and buy additional stock in any amount up to $2,000 per quarter after they have made their initial purchase of stock. For further information and an application, contact our Stock Transfer Agent.

About This Report

The 1997 Annual Report is presented using a summary format intended to provide information regarding Triangle Bancorp, Inc.'s financial position and results of operations in a concise manner that will be meaningful and useful to our shareholders. The audited financial statements and detailed analytical schedules are contained in the Triangle Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

Form 10-K

A copy of Triangle Bancorp, Inc.'s Form 10-K Annual Report to the Securities and Exchange Commission for 1997 will be furnished, without charge, upon written request to:

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

Triangle Bancorp, Inc.
Corporate Headquarters
4300 Glenwood Avenue
Raleigh, NC 27612
(919) 881-0455

================================================================================

Selected Consolidated Financial Information
--------------------------------------------------------------------------------

                                                           1997             1996             1995             1994             1993
At Period End (in thousands)
  Loans, net                                         $  942,595       $  752,399       $  639,557       $  526,104       $  449,738
  Securities Available for Sale                         411,920          286,510          216,523          156,745               --
  Securities Held to Maturity                            94,793           98,112           89,452           86,427          213,371
  Total Assets                                        1,605,012        1,241,394        1,054,159          877,983          791,900
  Total Deposits                                      1,191,926        1,025,752          844,878          737,388          674,302
  Advances from the FHLB                                193,500           58,000           59,500           20,500            5,500
  Subordinated Debt                                       1,066               --               --            2,000            6,700
  Corporation-Obligated Mandatorily
    Redeemable Capital Securities                        19,951               --               --               --               --
  Shareholders' Equity                               $  119,093       $  105,736       $   96,870       $   82,887       $   80,360

Summary of Operation (in thousands)
  Net Interest Income                                $   53,586       $   45,632       $   39,455       $   34,411       $   24,407
  Provision for Loan Losses                               3,458            2,330              523            1,299            2,272
  Noninterest Income                                     13,213            9,948            8,445            5,856            6,438
  Noninterest Expense                                    37,577           32,761           33,601           31,123           22,753
  Net Income                                         $   16,584       $   13,220       $    9,114       $    5,184       $    4,535

Per Share Data
  Basic Earnings per Share                           $     1.28       $     1.05       $     0.73       $     0.43       $     0.44
  Diluted Earnings per Share                         $     1.24       $     1.02       $     0.72       $     0.42       $     0.44
  Book Value                                         $     9.17       $     8.40       $     7.73       $     6.75       $     6.74
  Cash Dividends                                     $     0.40       $     0.29       $     0.16       $     0.07       $     0.02

Selected Ratios
  Return on Average Assets                                1.20%            1.13%            0.97%            0.63%            0.77%
  Return on Average Equity                               14.51%           13.16%           10.12%            6.31%            6.68%
  Shareholders' Equity to Total Assets                    7.42%            8.52%            9.19%            9.44%           10.15%

Annual Stock Price

 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL.]


             93      94      95      96      97

          $7.50  $10.00  $14.25  $16.38  $35.38


                               Annual Compounded
                                  Growth Rate
                                      47%


Total Assets
(in millions)

 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL.]

             93      94      95      96      97

           $792    $878  $1,054  $1,241  $1,605

                               Annual Compounded
                                  Growth Rate
                                      19%


Net Income
(in millions)

 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL.]

             93      94      95      96      97

             $5      $5      $9     $13     $17


                               Annual Compounded
                                  Growth Rate
                                       38%


Diluted Earnings
Per Share

 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL.]

             93      94      95      96      97

          $0.44   $0.42   $0.72   $1.02   $1.24

                               Annual Compounded
                                  Growth Rate
                                      31%

Management's Discussion and Analysis of Financial
Condition and Results of Operations
--------------------------------------------------------------------------------

Return on Average
Equity (percent)

 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL.]

             93      94      95      96      97

           6.68    6.31   10.12   13.16   14.51


OVERVIEW

The purpose of the following discussion is to provide the reader with a concise understanding of the performance and financial condition of Triangle Bancorp, Inc. (the "Company"). The Company is a multibank holding company incorporated in November 1991 under the laws of the State of North Carolina, with four wholly-owned subsidiaries: Triangle Bank ("Triangle"); Bank of Mecklenburg ("Mecklenburg"); collectively, (the "Banks"); Coastal Leasing LLC ("Coastal") and Triangle Capital Trust.

HIGHLIGHTS

During 1997, the Company continued its strategy of growth both internally and through acquisitions. In August, Triangle acquired eight branches of United Carolina Bank and two branches of Branch Banking & Trust located in south central and eastern North Carolina (the "Branch Acquisition") with $195 million in deposits and $61 million in loans. The Branch Acquisition was accounted for using purchase accounting and, therefore, is included from the date of acquisition forward. In the Branch Acquisition, $15.8 million was recorded as deposit premium and $920,000 was recorded as goodwill. The deposit premium is being amortized over 10 years and the goodwill is being amortized over 3 years.

     In October of 1997, the Company acquired, as wholly-owned subsidiaries, Mecklenburg with assets of approximately $270 million and Coastal with $13 million in assets. Both of these acquisitions were accounted for using the pooling-of-interests method of accounting. All prior periods have been restated for Mecklenburg, however, based on materiality, Coastal has been pooled for 1997 only. As a result, the Company's total assets and net income for December 31, 1996 have been restated from $971 million to $1.2 billion, and from $11.3 million to $13.2 million, respectively.

     In anticipation of the Branch Acquisition, which would increase the Company's need for capital, in May 1997, the Company created a Delaware statutory business trust subsidiary, Triangle Capital Trust, which issued corporation-obligated mandatorily redeemable capital securities ("Trust Securities") in the amount of $19.33 million and trust common securities in the amount of $619,000 to the Company. The Trust Securities have a maturity of 30 years, pay dividends at the rate of 9.375% and may be treated as tier 1 capital by the Company.

     In the third quarter of 1997, Triangle formed a wholly-owned Delaware investment subsidiary to house securities. In the fourth quarter of 1997, Mecklenburg also formed a wholly-owned Delaware investment subsidiary.

     During 1997, the Company's total assets grew to $1.6 billion from $1.2 billion at December 31, 1996. The growth in assets of 30% reflects internal growth as well as the Branch Acquisition. In addition, a leveraged investment program was employed by the Company to more effectively utilize capital. This strategy is described further under the balace sheet analysis section below.

     In early 1996, Triangle completed the purchase of four branch offices and approximately $55 million in deposits from First Union of North Carolina and Mecklenburg acquired one branch office and $26 million in deposits from Essex Savings Bank ("1996 Branch Acquisition"). These transactions were accounted for as purchases, therefore, the operations of these branches are reflected only from the date of purchase. In the 1996 Branch Acquisition, $4.6 million was recorded as deposit premium and it is being amortized over 10 years.

     In addition, during 1996, the Company acquired Granville United Bank with assets of approximately $60 million. This acquisition was accounted for using the pooling-of-interests method of accounting, therefore, all historical information was restated for 1996 reporting to reflect the operations of the combined institutions.

     During 1996, the Company's total assets grew to $1.2 billion from $1.1 billion at December 31, 1995. The growth in assets of 18% reflects internal deposit growth as well as the 1996 Branch Acquisition. The funds acquired in the 1996 Branch Acquisition were principally invested in loans as demand was strong for most of the year. The remaining funds were invested in securities as the liquidity of the balance sheet increased through the year. In addition, a leveraged investment portfolio strategy was employed by Mecklenburg to more effectively utilize capital. (This strategy was implemented during late 1995 by Mecklenburg, and discontinued in late 1997 after the acquisition of Mecklenburg by the Company.)

     Earnings increased to $16.6 million for the year ended December 31, 1997 compared to $13.2 million for the year ended December 31, 1996, a 26% increase. The 1996 results reflected a $4.1 million increase, or 45%, in net income over the $9.1 million earned for the year ended December 31, 1995. A summary of the significant items impacting earnings are listed below.

1997 compared to 1996

o Net interest income increase $8 million for the year ended December 31, 1997 compared to 1996.

o The provision for loan losses increased $1 million in 1997 over the 1996 amount

o A gain of $2 million was recognized ($1.27 million after-tax) on the sale of $25 million in deposits in 1997 versus a gain of $558,000 ($354,000 after-tax) in 1996 for a net after-tax increase of $916,000.

o Merger expenses of approximately $2.5 million ($1.6 million after-tax) were incurred in 1997 versus approximately $494,000 ($313,000 after-tax) in 1996 for a net after-tax increase of $1.3 million.

1996 compared to 1995

o Net interest income increased $6 million for the year ended December 31, 1996 versus 1995.

o The provision for loan losses increased $1.8 million over the 1995 amount due to loan growth in 1996.

o A gain of $558,000 ($354,000 after-tax) on the sale of deposits was recognized in 1996 while a comparable gain of $529,000 ($349,000 after-tax) was recognized in 1995 on the sale of the mortgage servicing portfolio.

o Merger expenses of approximately $494,000 ($313,000 after-tax) were incurred in 1996 versus approximately $2.6 million ($1.7 million after-tax) in 1995 for a net after-tax decrease of $1.4 million.

     The return on average assets was 1.20% and 1.13% for the years ended December 31, 1997 and 1996, respectively. The return on average equity was 14.51% and 13.16%, for the years ended December 31, 1997 and 1996, respectively, an increase of 22%.

EARNINGS ANALYSIS

Net Interest Income

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

     Net interest income for 1997 increased to $53.6 million for $45.6 million for 1996. This 18% increase primarily reflects as increase in the volume of average earning assets of $190 million while average interest-bearing liabilities increased $165 million. The taxable equivalent net interest margin increased 5 basis points for the year ended December 31, 1997 over the same period in 1996.

     For 1996, the Company's net interest income was $45.6 million, an increase of 15% or $6.1 million over 1995. Net interest income was favorably impacted by growth in the volume of average earning assets, which exceeded the volume growth in average interest-bearing liabilities by $14 million. This volume growth was offset by the fact that the taxable equivalent yield on interest-earning assets declined by 24 basis points, and the cost of interest-bearing liabilities increased by 2 basis points.

Provision for Loan Losses

The provision for loan losses for 1997 was $3.5 million versus $2.3 million in 1996. This increase reflects the growth in the loan portfolio during


  [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL.]

Return on Average
Assets (percent)

             93      94      95      96      97

           0.77    0.63    0.97    1.13    1.20


Triangle Bancorp, Inc. and Subsidiaries
                                      FS-4

Efficiency Ratio
(percent)

 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL.]

             93      94      95      96      97

           73.8    77.3    70.2    58.9    56.3


1997. The Company continues to maintain adequate levels of coverage for nonperforming assets as well as general reserves for the portfolio as described further in the loans and leases section.

     The 1996 provision for loan losses of $2.3 million was significantly higher than the 1995 provision of $523,000 due to loan growth in 1996. The Company's loan loss reserve calculation continued to show adequate reserve levels in 1996 as the loan portfolio demonstrated improving quality and realized reductions for nonperforming assets.

Noninterest Income

Noninterest income for 1997 was $13.2 million versus $9.9 million for 1996, a 33% increase. This increase resulted primarily from a 1997 gain of $2 million on the sale of approximately $25 million in deposits, which was higher than the $558,000 gain recognized in 1996 on the sale of approximately $8 million in deposits. Service charges on deposit accounts also increased significantly in 1997.

     Net gains on sales of securities were lower in 1997 compared to 1996 primarily due to a decrease in Mecklenburg's net gains. In 1996, gains on sales of investment securities were the result of gains on off-balance sheet derivative products in connection with the leveraged investment portfolio strategy implemented during late 1995. In 1997, as the acquisition approached, this leverage strategy was unwound, thereby reducing the gains.

     In January 1997, Mecklenburg segregated a group of assets into a trading portfolio. During the year, $681,000 in net gains were recognized on the trading account which was an increase over 1996 as the Company held no trading assets in 1996. By the time of the Company's acquisition of Mecklenburg, the trading assets had been disposed and the Company held no trading assets as of December 31, 1997.

     Other operating income increased in 1997 due to increased income from the sale of loans, rental income from leased facilities, income from the investment service subsidiaries and a smaller loss on the sale of certain fixed assets in 1997 compared to 1996.

     Noninterest income increased to $9.9 million in 1996 form $8.4 million in 1995. This was due in large part to increased service charge income on deposit accounts in 1996. Other service charges, primarily mortgage servicing income, decreased from 1995 as the mortgage servicing portfolio was sold during late 1995. The gain on the sale of that portfolio of $529,000 in 1995 was marched by a gain of $558,000 on the sale of deposits of approximately $8 million during the second quarter of 1996. Also during 1996, noninterest income was impacted by an increase in gains on sales of investment securities due primarily to gains on off-balance sheet derivative products in connection with Mecklenburg's leveraged investment portfolio strategy. These increases were mitigated by a reduction in other operating income as a result of the loss on the sale of certain fixed assets of acquired organizations.

Noninterest Expense

Noninterest expenses were $37.6 million for 1997, an increase of 15% from $32.8 for 1996, primarily due to increases in nonrecurring merger expenses of $2 million, amortization of intangibles of $650,000, legal and professional fees of $666,000 and stationery, printing and office supplies of $331,000. Merger expenses increased due to the Branch Acquisition and the acquisitions of Mecklenburg and Coastal. The increase in amortization expense is due to the deposit premium amortization associated with the Branch Acquisition. Legal and professional fees are up due to general corporate litigation as well as an increase in outside services such as consulting. Increases in other expenses are due to the growth of the Company, including the Branch Acquisition in August, a new branch location in January and three in-store facilities opened during the year.

     Noninterest expenses of $32.8 million for 1996 decreased form $33.6 million for 1995. This decrease is due to the reduction of merger expenses and other professional services. Absent the merger expenses, noninterest expenses increased by 4%. This small increase is primarily a result of increased intangible amortization expenses from the 1996 Branch Acquisition, increased intangible amortization expenses from the 1996 Branch Acquisition, increased facilities expenses as a new main office was purchased and upfitted and 4 additional branch office sites acquired or constructed during 1996. These increases were offset by gaining the efficiencies of combining the operations of merged companies.

Income Taxes

The Company's income tax expense for 1997 and 1996 was approximately 35.5% of income. This level is less than the expected combined state and federal statutory rates due to tax-exempt securities held, as well as the adjustment of the deferred tax asset to reflect current tax rates.

     During 1995, the Company's income tax expense approximated the federal statutory rate. No state tax expense was recorded due to the use of net operating loss carryforwards, which were fully utilized in 1995.

BALANCE SHEET ANALYSIS

The Company's total assets increased to $1.6 billion at December 31, 1997 from $1.2 billion at December 31, 1996, a 30% increase. This growth, reflected primarily in the investment and loan portfolios, was funded by additional deposits purchased in the Branch Acquisition and borrowings from the Federal Home Loan Bank ("FHLB"). In the fourth quarter of 1997, Triangle implemented a $130 million leveraged investment program which employs a mix of fixed and variable FHLB borrowings to purchase collateralized mortgage backed securities. The yields on the investments exceed the cost of the borrowings resulting in increased income for the Company. The Company continued to have a strong ratio of average earning assets to total average assets of 92.25% for the year ended December 31, 1997 compared to 91.99% for the year ended December 31, 1996.

Loans and Leases

The loan portfolio constitutes the Company's largest earning asset. During 1997, average net loans and leases increased by $153 million to $861 million over the 1996 level of $708 million. This increase was due to strong loan demand throughout the year in many of the Company's service areas, the acquisition of Coastal with $13 million in leases, and the $61 million of loans acquired in the Branch Acquisition.

     The components of nonperforming assets are nonaccrual loans, loans 90 days or more past due and other real estate owned ("OREO"). Nonperforming assets at December 31, 1997 were $6.4 million, or .67% of gross loans and OREO, and increase from .56% of gross loans and OREO at December 31, 1996. Net charge-offs for 1997 were .20% of average loans versus .14% for 1996. While nonperforming assets have increased slightly, these levels are considered to be relatively low compared to industry averages.

     The classification "nonaccrual" identifies those loans which management recognized as collection problems, but which have not been identified as losses. Loans are placed on nonaccrual status when payments of interest and/or principal have remained delinquent for a period of 90 days or more or when management's evaluation indicates probable default prior to the 90 day delinquency period, unless the loan is both well secured and in the process of collection. The Company's credit policy does not allow new funds to be committed to borrowers who have credits in nonaccrual status.

     A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that collateral-dependent loans are measured for impairment based on the fair value of the collateral. During 1997 and 1996, the Company did not have a significant investment in loans determined to be impaired.

     There are no loans, other than those included in nonperforming assets, that
(i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     The adequacy of the allowance for loan losses is monitored by management through an internal loan review process. Among the factors determining the level of the allowance are loan growth, projected net charge-offs, the amount of nonperforming and past due loans, and current and anticipated economic conditions.

     The allowance for loan losses at December 31,


Net Charge-Offs as
% of Average Loans

 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL.]

             93      94      95      96      97

           0.24    0.60    0.18    0.14    0.20


Loans, net
(in millions)

 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL.]


             93      94      95      96      97

           $450    $526    $640    $752    $943


Triangle Bancorp, Inc. and Subsidiaries
                                      FS-6

Deposits
(in millions)

 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL.]

             93      94      95      96      97

           $647    $737    $845  $1.026  $1.192



1997 was 1.44% of gross loans (1.43% in 1996) and 216% of nonperforming assets (254% in 1996). While nonperforming assets have increased slightly during 1997 and the coverage ratios noted above have decreased during 1997, based on information currently available to management as described in the previous paragraph, the allowance for loan losses is believed to be adequate. However, future additions to the allowance may be necessary based on changes in economic conditions or the circumstances of individual borrowers which may impact borrowers' ability to repay their loans. The most recent regulatory agency examinations have not noted any material problem loans that had not been previously identified by management; however, examinations in the future may result in regulatory agencies requiring additions to the provision for loan losses based on information available at the time of the examination.

Securities, Federal Funds Sold and Interest-Bearing Deposits

Securities, federal funds sold and interest bearing deposits at the end of 1997 totaled $531 million, compared to $388 million at December 31, 1996. The increase is due to the overall growth of the Company as well as the leveraged investment program implemented by Triangle in the fourth quarter of 1997.

     Interest-bearing deposits in banks increased $22 million due to Mecklenburg having $22 million in an interest bearing account at the FHLB as collateral for their FHLB advance. These funds became available when their trading assets were sold, and the funds will be used in early 1998 to repay the advance.

     Securities available for sale increased $125 million and securities held to maturity decreased $3 million. Approximately 50% of the total securities portfolio represents collateralized mortgage-backed securities, while US Treasury and Agency obligations represent approximately 36% of the portfolio. The remaining portfolio is in municipal obligations, FHLB and Federal Reserve Bank ("FRB") stock.

Deposits

Deposits increased $166 million to $1.2 billion at December 31, 1997, compared to $1.0 billion at December 31, 1996. This growth was found in all categories of deposits. The $195 million in deposits purchased in the Branch Acquisition in August was offset slightly by the divestiture of $25 million in deposits from two branch offices in June 1997 and by limited growth through deliberate pricing strategies.

Other Borrowings

During the year, the Company increased its use of other borrowings as it determined these funds to be a cost effective alternative to deposits. This is reflected in the December 31, 1997 balance sheet. Short-term debt increased to $62 million at December 31, 1997 from $39 million on December 31, 1996. The majority of the increase, $21 million, was in Federal Funds purchased as the Company was in a net borrowing position at December 31, 1997.

     FHLB advances increased significantly in 1997 to $194 million from $58 million. This relates to Triangle's leveraging employed in the fourth quarter of 1997. The maturity of these advances ranges from $80 million maturing in 1998, $5 million in 1999 and the remainder in 2002.

     As previously discussed, the Company, through Triangle Capital Trust, issued $20 million in Trust Securities. The majority of these funds, $12 million, were used to provide capital to Triangle and the remainder used for general corporate purposes.

Capital

The Company's primary source of new capital is retained earnings. Management feels the Company has other funding sources if needed, including the ability to issue additional common stock or debt. The $20 million in Trust Securities issued in 1997 may be counted as Tier 1 capital by the Company. The Company considers the Trust Securities, which bear interest at the rate of 9.375% per annum and have a maturity of 30 years, to be a relatively inexpensive source of capital. The adequacy of capital is reviewed regularly, in light of current plans and economic conditions, to ensure that sufficient capital is available for current and future needs, to minimize the Company's cost of capital and to assure compliance with regulatory requirements.

     Current federal regulations require that the Banks maintain a minimum ratio of total captial to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Banks must maintain a leverage ratio of 4%. As of December 31, 1997, the Bank's capital exceeded the current capital reuirements. The Banks currently expects to continue to exceed these minimums without altering current operations or strategy.

     The Company recognized the need to balance the retention of sifficient capital to support future growth, meet regulatory requirements and provide shareholders with a current cash return on their investment. As a result, for the years ended December 31, 1997 and 1996, cash dividends paid were 31% and 27% of earnings, respectively.

ASSET AND LIABILITY MANAGEMENT

The largest component of the Company's earnings is net interest income, which can fluctuate widely when significant interest rate maovements occur. Management is responsible for minimizing the Company's exposure to interest rate risk and assuring an adequate level of liquidity.

     To mitigate the impact of interest rate movements, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities, in generally equivalent amounts, at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity. Interest rate sensitivity management measures the potential exposure to fluctuating interest rates. The Company's objective in managing interest rate sensitivity is to achieve reasonable stability in the net interest margin throughout economic and interest rate cycles by maintaining the proper balance of rate sensitive assets and liabilities. The major factors used to manage interest rate risk include the mix of fixed and floating interest rates, pricing, and maturity patterns of all asset and liability accounts. Management regularly reviews the Company's sensitivity position and evaluates alternative sources and uses of funds.

     The Company's interest sensitivity is monitored using computer simulation programs which analyze the effect of various rate environments on the Company's net interest margin. In modeling the interest sensitivity of the Company's balance sheet, assumptions must be made concerning the repricing of nonmaturing liabilities such as deposit transaction accounts. Management has concluded that the historical experience of the Company and the industry in general provide the best basis for determining the repricing characterisics of these accounts. Accordingly, management places a portion of transaction account balances as repricing immediately and the remainder in the one to five year time period. Using these assumptions, the Company's interest sensitivity within a one year time frame reflects a positive impact on net interest income in a declining interest rate environment. The Company has historically monitored its interest sensitivity within an acceptable range in both rising and falling interest rate environments and keeps its exposure to changing rates to a manageable level.

     Prior to the Company's acquisition of Mecklenburg, Mecklendburg used off-balance sheet derivative instruments to provide a cost-effective way to manage interest rate sensitivity created primarily by the repricing mismatch of the leveraged securities portfolio and its funding sources as well as overall balance sheet interest rate risk. During 1997, the majority of these acitivities were terminated, however two derivative products remain. At December 31, 1997, Mecklenburg had a $15 million notional amount interest rate floor used to hedge the balance sheet. It is marked to market each month, had a $17,000 value at December 31, 1997 and expires in early 1998. Mecklenburg also had a $16 million notional value off-balance sheet interest rate swap which is being used to hedge deposits at December 31, 1997.

     To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Company's ability to attract deposits and borrow against unencumbered assets. The primary source of liability liquidity is the Compnay's customer base


Triangle Bancorp, Inc. and Subsidiaries
                                      FS-8
which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly by management. Management believes the Company's liquidity sources at December 31, 1997 are adequate to meet its operating needs.

EFFECT OF CHANGING PRICES

The results of operations and financial condition presented in this report are based on historical cost information and are unadjusted for the effects of inflation. Since the assets and liabilities of banks are primarily monetary in nature (payable in fixed, determinable amounts) the performance of the Company is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may be inconsistent. While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect during periods of high inflation. There are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans, and deposits. Also, increases in the price of goods and services generally will result in increased operating expenses. Inflation has not been a significant factor in the Company's operations to date as the inflation rate has been moderate since its inception.

IMPACT ON THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has made a preliminary assessment of its software and does not believe it has any significant systems that require modifications. An outside firm is undergoing an extensive study of all of the Company's internal and external systems and this is scheduled to be completed in 1998. The costs of this study are not considered material and, based on information now available, the Company anticipates its systems will properly process dates in the year 2000 and beyond.

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements about the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

     Factors that may cause actual results to differ materially from these forward-looking statements are the passage of unforeseen legislation or regulation applicable to the Company's operations and the Company's ability to accurately predict loan loss provision needs using its present loan review process.

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Shareholders
Triangle Bancorp, Inc.
Raleigh, North Carolina


We have audited the consolidated balance sheets of Triangle Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triangle Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Raleigh, North Carolina
January 19, 1998

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

                                     ASSETS                      1997         1996
                                                              ----------   ----------
                                                            (thousands,except share data)
Cash and due from banks                                       $   50,398   $   40,178
Federal funds sold                                                 1,549        2,558
Interest-bearing deposits in banks                                23,027          879
Securities available for sale                                    411,920      286,510
Securities held to maturity, estimated
  market value $95,946 in 1997 and $98,667 in 1996                94,793       98,112
Loans held for sale                                                 --          2,413
Loans, net                                                       942,595      752,399
Premises and equipment, net                                       32,503       26,426
Interest receivable                                               12,626       10,428
Deferred income taxes                                              6,567        6,816
Intangible assets, net                                            27,681       12,607
Other assets                                                       1,353        2,068
                                                              ----------   ----------
                                                              $1,605,012   $1,241,394
                                                              ==========   ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                                  $  181,682   $  154,015
  Interest-bearing demand                                        167,651      135,841
  Savings and money market accounts                              242,127      187,619
  Large denomination certificates of deposit                     111,293      104,970
  Other time                                                     489,173      443,307
                                                              ----------   ----------
        Total deposits                                         1,191,926    1,025,752

Short-term debt                                                   61,506       38,980
Federal Home Loan Bank of Atlanta advances                       193,500       58,000
Corporation obligated manditorily
  redeemable capital securities                                   19,951         --
Interest payable                                                   8,546        8,584
Other liabilities                                                 10,490        4,342
                                                              ----------   ----------
        Total liabilities                                      1,485,919    1,135,658
                                                              ----------   ----------
Commitments and contingencies (Notes 14 and 16)

Shareholders' equity:
  Common stock; no par value; 20,000,000 shares authorized;
    12,980,925 shares and 12,586,481 shares issued and
    outstanding in 1997 and 1996, respectively                    75,562       76,670
  Retained earnings                                               43,324       29,052
  Net unrealized gains on securities available for sale              207           14
                                                              ----------   ----------
        Total shareholders' equity                               119,093      105,736
                                                              ----------   ----------
                                                              $1,605,012   $1,241,394
                                                              ==========   ==========

        The accompanying notes are an integral part of the consolidated financial statements.

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
              For the years ended December 31, 1997, 1996 and 1995

                                                                1997       1996       1995
                                                           (in thousands, except per share data)
                                                              --------   --------   --------
Interest income:
  Loans and fees on loans                                     $ 82,153   $ 67,633   $ 56,497
  Federal funds sold and securities purchased under
    resale agreements                                            2,030        430        525
  Securities                                                    22,200     21,856     16,590
  Deposits with other financial institutions                       165         40        112
                                                              --------   --------   --------
        Total interest income                                  106,548     89,959     73,724
                                                              ========   ========   ========
Interest expense:
  Large denomination certificates of deposit                     6,391      5,914      4,854
  Other deposits                                                38,423     33,068     26,434
  Borrowed funds                                                 8,148      5,345      2,981
                                                              --------   --------   --------
        Total interest expense                                  52,962     44,327     34,269
                                                              ========   ========   ========
        Net interest income                                     53,586     45,632     39,455
Provision for loan losses                                        3,458      2,330        523
                                                              --------   --------   --------
        Net interest income after provision for loan losses     50,128     43,302     38,932
                                                              --------   --------   --------
Noninterest income:
  Service charges on deposit accounts                            6,301      5,800      4,805
  Other service charges, commissions and fees                    1,894      1,894      2,111
  Net gain on sales of securities                                  778      1,144        284
  Net gain on trading account securities                           681       --         --
  Gain on sale of deposits                                       2,000        558       --
  Other operating income                                         1,559        552      1,245
                                                              --------   --------   --------
        Total noninterest income                                13,213      9,948      8,445
                                                              --------   --------   --------
Noninterest expense:
  Salaries and employee benefits                                15,181     14,908     14,382
  Occupancy expense                                              3,311      2,997      2,313
  Equipment expense                                              2,803      2,667      2,628
  Amortization of intangible assets                              2,170      1,518      1,054
  Merger expenses                                                2,542        494      2,582
  Legal and professional fees                                    2,233      1,567      1,969
  Stationery, printing and supplies                              1,384      1,053      1,065
  Other operating expense                                        7,953      7,557      7,608
                                                              --------   --------   --------
        Total noninterest expense                               37,577     32,761     33,601
                                                              --------   --------   --------
        Income before income taxes                              25,764     20,489     13,776
Income tax expense                                               9,180      7,269      4,662
                                                              --------   --------   --------
        Net income                                            $ 16,584   $ 13,220   $  9,114
                                                              ========   ========   ========
        Basic earnings per share                              $   1.28   $   1.05   $    .73
                                                              ========   ========   ========
        Diluted earnings per share                            $   1.24   $   1.02   $    .72
                                                              ========   ========   ========

        The accompanying notes are an integral part of the consolidated financial statements.
                                      FS-12

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                             Consolidated Statements
                       of Changes in Shareholders' Equity
              For the years ended December 31, 1997, 1996 and 1995


                                                                                      Unrealized
                                                                                      Gain(Loss)
                                               Common Stock                          on Securities     Total
                                         --------------------------     Undivided      Available    Shareholders'
                                           Shares           Amount       Profits     for Sale, Net     Equity
                                         -----------    -----------    -----------   -------------   -----------
                                                   (in thousands, except share and per share data)
Balance, December 31, 1994                12,309,937    $    74,876    $    12,264    $    (4,253)   $    82,887

  Shares issued under stock plans             65,604            446           --             --              446
  Common shares issued to the public         175,000          1,300           --             --            1,300
  Repurchased shares                         (15,000)          (188)          --             --             (188)
  Cash payments for fractional shares         (1,018)           (11)          --             --              (11)
  Cash dividends paid ($.16 per share)          --             --           (2,015)          --           (2,015)
  Change in unrealized loss, net                --             --             --            5,337          5,337
  Net income                                    --             --            9,114           --            9,114
                                         -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1995                12,534,523         76,423         19,363          1,084         96,870

  Shares issued under stock plans             71,069            527           --             --              527
  Repurchased shares                         (18,900)          (277)          --             --             (277)
  Cash payments for fractional shares           (211)            (3)          --             --               (3)
  Cash dividends paid ($.29 per share)          --             --           (3,531)          --           (3,531)
  Change in unrealized gain, net                --             --             --           (1,070)        (1,070)
  Net income                                    --             --           13,220           --           13,220
                                         -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1996                12,586,481         76,670         29,052             14        105,736
  Pooling adjustment                         325,000             40          2,894           --            2,934
  Shares issued under stock plans            189,844          1,584           --             --            1,584
  Repurchased shares                        (120,400)        (2,732)          --             --           (2,732)
  Cash dividends paid ($.40 per share)          --             --           (5,206)          --           (5,206)
  Change in unrealized gain, net                --             --             --              193            193
  Net income                                    --             --           16,584           --           16,584
                                         -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1997                12,980,925    $    75,562    $    43,324    $       207    $   119,093
                                         ===========    ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of the consolidated financial statements.

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 1997, 1996 and 1995


                                                            1997        1996         1995
                                                         ---------    ---------    ---------
                                                                    (in thousands)
Cash flows from operating activities:
  Net income                                             $  16,584    $  13,220    $   9,114
  Adjustments to reconcile net income to net cash
    provided by operations:
      Depreciation and amortization                          4,594        3,603        2,723
      Writedown of fixed assets                                  5         --          1,358
      Accretion of discount on securities, net of
        amortization of premiums                             1,352          724          281
      Provision for loan losses                              3,458        2,330          523
      Gain on sales of securities                           (1,459)      (1,144)        (284)
      Gain on market valuation of loans held for sale         --            (25)        --
      Loss (gain) on sale of premises and equipment           (114)         239         (146)
      Gain on sale of mortgage servicing portfolio            --           --           (529)
      Gain on sale of branches                              (2,000)        (558)        --
      Net change in trading securities                      42,548         --           --
      Loans held for sale:
        Originations                                          (948)     (21,798)     (20,422)
        Sales                                                3,361       25,934       17,876
      Provision (benefit) for deferred taxes                   (36)        (279)         672
      Gain on sales of foreclosed assets                        (7)         (14)         (66)
      Changes in assets and liabilities:
        Interest receivable                                 (1,630)      (1,459)      (1,739)
        Other assets                                         1,128          233          461
        Interest payable                                      (400)         337        3,221
        Other liabilities                                     (735)        (366)        (855)
                                                         ---------    ---------    ---------
          Net cash provided by operating activities         65,701       20,977       12,188
                                                         ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from maturity and principal paydowns of
    securities available for sale                           36,840       39,664       41,719
  Proceeds from maturity and principal paydowns of
    securities held to maturity                             40,893       24,918        9,454
  Proceeds from sales of securities available for sale     297,203      308,646      100,264
  Proceeds from sales of securities held to maturity          --         14,645         --
  Purchase of securities available for sale               (501,763)    (422,857)    (172,566)
  Purchase of securities held to maturity                  (37,509)     (43,796)     (34,428)
  Net increase in loans                                   (133,326)    (118,196)     (95,401)
  Net capital expenditures, premises and equipment          (5,463)      (7,058)      (5,265)
  Proceeds from sales of foreclosed assets                     323          307          382
  Proceeds from sale of premises and equipment                 261          475          218
  Proceeds from sale of mortgage servicing portfolio          --           --          1,467
  Net cash acquired in acquisitions and divestitures       102,613       74,281       32,164
                                                         ---------    ---------    ---------
          Net cash used in investing activities
                                                         (199,928)    (128,971)    (121,992)
                                                         ---------    ---------    ---------

                                  (continued)

                                  (Continued)
                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
              For the years ended December 31, 1997, 1996 and 1995


                                                            1997        1996         1995
                                                         ---------    ---------    ---------
                                                                    (in thousands)
Cash flows from financing activities:

  Net increase (decrease)  in deposit accounts           $  (5,410)   $ 101,451    $  52,867
  Net increase (decrease) in short-term debt                22,526      (20,732)      34,561
  Proceeds from common stock issuance                         --           --          1,300
  Proceeds from FHLB advances, net                         135,500       18,000       17,500
  Proceeds from issuance of corporation obligated
    manditorily redeemable capital securities               19,951         --           --
  Deferral of debt issuances costs                            (627)        --           --
  Repurchase of stock                                       (2,732)        (277)        (188)
  Cash payments for fractional shares                         --             (3)         (11)
  Shares issued under stock plans                            1,584          527          446
  Cash dividends paid                                       (5,206)      (3,531)      (2,015)
                                                         ---------    ---------    ---------
        Net cash provided by financing activities          165,586       95,435      104,460
                                                         ---------    ---------    ---------
        Net increase (decrease) in cash and cash
          equivalents                                       31,359      (12,559)      (5,344)
 Cash and cash equivalents at beginning of year             43,615       56,174       61,518
                                                         ---------    ---------    ---------
Cash and cash equivalents at end of year                 $  74,974    $  43,615    $  56,174
                                                         =========    =========    =========
Supplemental disclosure of cash flow information:
   Cash paid for:
    Interest                                             $  53,000    $  43,657    $  30,957
                                                         =========    =========    =========
    Income taxes                                         $   8,504    $   7,432    $   3,098
                                                         =========    =========    =========

         The accompanying notes are an integral part of the consolidated financial statements.

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     Triangle   Bancorp,   Inc.  (the  "Company")  is  a  bank  holding  company
     incorporated in November 1991 under the laws of the State of North Carolina, with four wholly owned subsidiaries, Triangle Bank ("Triangle") and Bank of Mecklenburg ("Mecklenburg"), (collectively, the "Banks"), Coastal Leasing LLC ("Coastal"), and Triangle Capital Trust (the "Trust").

     The consolidated financial statements have been restated to include the accounts and operations of companies acquired and accounted for as poolings of interests as discussed in Note 2.

     The accounting and reporting policies of the Company and its subsidiaries follow generally accepted accounting principles and general practices within the financial services industry. All amounts in tabular format are in thousands of dollars unless otherwise noted. Following is a summary of the more significant policies.

     Principles of Consolidation

     The consolidated  financial  statements include the accounts of the Company
     and  its   subsidiaries.   All   significant   intercompany   balances  and
     transactions have been eliminated in consolidation.

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

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     Loans and Allowance for Loan Losses (Continued)

     A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. During 1997 and 1996 there were no loans material to the consolidated financial statements that were impaired as defined.

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

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     Income Recognition on Impaired and Nonaccrual Loans (Continued)

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

     Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method based on estimated service lives of assets, or, for leasehold improvements over the terms of the related leases, if shorter.

     Intangible Assets

     Intangible assets are composed primarily of core deposit premiums and goodwill. Amortization of core deposit premiums and goodwill is computed using the straight-line method based on the estimated useful lives of assets. Useful lives range from 7 to 10 years for the core deposit premiums and from 3 to 15 years for goodwill.

     The Company evaluates intangible assets for potential impairment by analyzing the operating results, trends and prospects of the Company. The Company also takes into consideration recent acquisition patterns within the banking industry and any other events or circumstances which might indicate potential impairment.

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     Interest Rate Swaps, Floors and Caps

     Prior to being acquired by the Company, Mecklenburg used interest rate swaps, floors and caps for interest rate risk management. These instruments were designated as hedges of specific assets and liabilities when purchased. The net interest payable or receivable on swaps, caps, and floors is accrued and recognized as an adjustment to interest income or interest expense of the related asset or liability. Premiums paid for purchased caps and floors were amortized over the term of the related asset or liability. Upon the early termination of swaps, floors and caps, the net proceeds received or paid, including premiums, were deferred and included in other assets or liabilities and amortized over the shorter of the remaining contract life or the maturity of the related asset or liability. Upon disposition or settlement of the asset or liability being hedged, deferral accounting was discontinued and any related premium or change in fair value of the hedge instrument was recognized in earnings. If the hedge instrument was retained subsequent to the disposition or settlement of the underlying asset or liability, it would be reassigned to specific assets or liabilities and any change in fair value of the instrument recognized in earnings in connection with the previous disposition of the underlying asset or liability would be recorded as a purchase premium and amortized into interest income over the contract term as a yield adjustment of the related asset or liability.

     Income Taxes

     The Company files a consolidated Federal income tax return. State income tax returns are filed for each entity.

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

     Reclassifications

     Certain items included in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation. These reclassifications have no effect on the net income or shareholders' equity previously reported.

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     New Accounting Pronouncements

     The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements.

     The Company will adopt SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" on January 1, 1998. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The impact of adopting this statement is not expected to be material to the Company's consolidated financial statements.

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

     Accounting   for   Transfers   and   Servicing  of  Financial   Assets  and
     Extinguishments of Liabilities

     The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" on January 1, 1997. The adoption of this pronouncement had no material effect on the Company's financial statements.

2.   MERGERS AND ACQUISITIONS

     On October 2, 1997 the Company completed the acquisition of Mecklenburg through the issuance of one share of the Company's common stock for each share of the outstanding common stock of Mecklenburg, or 2,185,068 shares. On October 31, 1997 the Company acquired Coastal through the issuance of 325,000 shares of the Company's stock. On October 24, 1996 the Company completed the merger of Granville United Bank ("Granville") with and into Triangle through the issuance of 1.75 shares of the Company's common stock for each share of the outstanding common stock of Granville, or 752,289 shares. These mergers were accounted for as poolings of interests, however, due to materiality, Coastal was pooled for 1997 only.

     Separate results of the pooled entities for the year ended December 31, 1996 are as follows:

                             Company(1)   Mecklenburg   Combined
                             ----------   -----------   --------
     Total income            $  81,360    $  18,547     $ 99,907
     Net interest income        40,256        5,376       45,632
     Net income                 11,301        1,919       13,220

(1)  Prior to Mecklenburg merger

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   MERGERS AND ACQUISITIONS (Continued)

     Mecklenburg and Coastal, prior to their merger with the Company, reported total income of $15.9 million and $1.9 million, respectively, net interest income of $4.3 million and $1.3 million, respectively, and net income of $1.8 million and $166,000, respectively, for the nine months ended September 30, 1997.

     In August 1997, Triangle acquired ten branches with approximately $195 million in deposits and $61 million in loans and paid a premium of approximately $15.8 million and recorded $920,000 in goodwill. The deposit premium is being amortized over ten years and the goodwill is being amortized over three years. This acquisition was accounted for as a purchase and therefore, the results of operations have been included in the consolidated financial statements from the date of the acquisition.

     The Trust Securities described in Note 9 were issued in anticipation of the 1997 branch acquisition.

     See Note 21 to these consolidated financial statements for a summary of branch acquisitions in 1997 and 1996.

3.   SECURITIES

     The amortized cost and estimated market value of securities at December 31, 1997 and 1996 are as follows:

                                                                         Gross       Gross    Estimated
                                                            Amortized  Unrealized  Unrealized   Market
                                                               Cost      Gains       Losses     Value
                                                            ---------  ----------  ---------- --------
    1997:
     Available for sale:
       U.S. Treasury securities                              $ 98,269   $    785    $     34  $ 99,020
       U.S. Agency obligations                                 10,233         18           5    10,246
       Mortgage-backed securities                                 467       --          --         467
       Obligations of states  and political subdivisions       31,501        825           3    32,323
       Collateralized mortgage obligations                    251,332       --         1,277   250,055
       Other investments                                       19,809       --          --      19,809
                                                             --------   --------    --------  --------
                                                             $411,611   $  1,628    $  1,319  $411,920
                                                             ========   ========    ========  ========
     Held to maturity:
       U.S. Agency obligations                               $ 72,128   $    835    $     82  $ 72,881
       Mortgage-backed securities                               6,376          8          41     6,343
       Obligations of states and political subdivisions        12,998        409           2    13,405
       Collateralized mortgage obligations                      3,038         10           4     3,044
       Other investments                                          253         20        --         273
                                                             --------   --------    --------  --------
                                                             $ 94,793   $  1,282    $    129  $ 95,946
                                                             ========   ========    ========  ========

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   SECURITIES (Continued)

                                                                         Gross       Gross     Estimate
                                                            Amortized  Unrealized  Unrealized   Market
                                                               Cost      Gains       Losses     Value
                                                            ---------  ----------  ----------  --------
     1996:
       Available for sale:
         U.S. Treasury securities                            $117,732   $    481    $    311   $117,902
         U.S. Agency obligations                               12,179         47          69     12,157
         Mortgage-backed securities                           127,818        491         279    128,030
         Obligations of states  and political subdivisions     14,369         80         108     14,341
         Collateralized mortgage obligations                    2,145       --            37      2,108
         End-user derivatives                                   4,293        473         916      3,850
         Other investments                                      8,122       --          --        8,122
                                                             --------   --------    --------   --------
                                                             $286,658   $  1,572    $  1,720   $286,510
                                                             ========   ========    ========   ========
       Held to maturity:
         U.S. Agency obligations                             $ 72,134   $    680    $    231   $ 72,583
         Mortgage-backed securities                             8,711          5         152      8,564
         Obligations of states and political subdivisions      13,663        296          41     13,918
         Collateralized mortgage obligations                    3,050       --            25      3,025
         Other investments                                        554         23        --          577
                                                             --------   --------    --------   --------
                                                             $ 98,112   $  1,004    $    449   $ 98,667
                                                             ========   ========    ========   ========

     The amortized cost and estimated market value of securities at December 31, 1997 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            Estimated
                                                             Amortized        Market
                                                                Cost          Value
                                                              --------       --------
     Available for sale:

       Due in one year or less                                $ 11,487       $ 11,524
       Due after one year through five years                    97,015         97,742
       Due after five years through ten years                    8,736          8,826
       Due after ten years                                     274,564        274,019
       Other investments                                        19,809         19,809
                                                              --------       --------
                                                              $411,611       $411,920
                                                              ========       ========
     Held to maturity:

       Due in one year or less                                $ 30,988       $ 30,966
       Due after one year through five years                    45,087         45,671
       Due after five years through ten years                   12,261         12,692
       Due after ten years                                       6,457          6,617
                                                              --------       --------
                                                              $ 94,793       $ 95,946
                                                              ========       ========

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   SECURITIES (Continued)

     Gross realized gains and losses on sales of securities for the years ended December 31, 1997, 1996 and 1995 are summarized below: 1997 1996 1995

                                               1997      1996      1995
                                             -------    -------   ------
     Gross realized gains                    $ 1,964    $ 3,728   $  848
                                             =======    =======   ======
     Gross realized losses                   $ 1,186    $ 2,584   $  564
                                             =======    =======   ======


     Included in the 1996 gross realized gains and losses are gross gains of $1,889,051 and gross losses of $682,049 on terminations or marks to market of end-user derivatives.

     During 1996, the Company, upon evaluation of the acquired Granville investment portfolio, transferred securities with an amortized cost of $4,557,000 and an estimated market value of $4,400,000 from the available for sale category to the held to maturity category.

     Mecklenburg liquidated its Held to Maturity portfolio during 1996. The carrying value of the liquidated securities was approximately $14,715,000 and a loss of approximately $70,000 was recognized on the related sales.

     Securities with an amortized cost of approximately $130 million and $154 million as of December 31, 1997 and 1996, respectively, were pledged to secure public deposits, FHLB advances and for other banking purposes.

4.   LOANS AND ALLOWANCE FOR LOAN LOSSES

     Major classifications of loans as of December 31, 1997 and 1996, are summarized as follows:

                                                        1997        1996
                                                     ---------   ---------
     Commercial                                      $ 189,482   $ 183,889
     Real estate:
       Construction and land development                79,676      56,077
       Residential, 1-4 families                       307,842     279,290
       Residential, 5 or more families                   5,005       3,554
       Farmland                                         13,595       7,326
       Nonfarm, nonresidential                         224,666     133,546
     Agricultural production                            16,664      10,674
     Consumer                                          101,675      82,580
     Other                                              16,755       6,751
     Net deferred loan costs (fees)                      1,035        (398)
                                                     ---------   ---------
                                                       956,395     763,289
     Less allowance for loan losses                     13,800      10,890
                                                     ---------   ---------
                                                     $ 942,595   $ 752,399
                                                     =========   =========

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

     A summary of the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                                  1997        1996        1995
                                               --------    --------    --------
     Balance, beginning of year                $ 10,890    $  9,658    $ 10,161
     Provision charged against income             3,458       2,330         523
     Loans charged off, net of recoveries        (1,753)     (1,000)     (1,026)
     Allowance on purchased (sold) loans          1,205         (98)       --
                                               --------    --------    --------
     Balance, end of year                      $ 13,800    $ 10,890    $  9,658
                                               ========    ========    ========

     Nonperforming assets at December 31, 1997 and 1996, consist of the following:

                                                       1997         1996
                                                     ---------   ---------
     Loans past due ninety days or more              $   3,997   $   2,107
     Nonaccrual loans                                    2,141       1,666
     Foreclosed assets (included in other assets)          246         507
                                                     ---------   ---------
                                                     $   6,384   $   4,280
                                                     =========   =========

5.   PREMISES AND EQUIPMENT


     Premises and equipment at December 31, 1997 and 1996, are as follows:

                                                       1997         1996
                                                     ---------   ---------
     Premises                                        $  18,644   $  16,895
     Equipment and fixtures                             15,725      12,787
     Leasehold improvements                                712         550
                                                     ---------   ---------
                                                        35,081      30,232
     Less accumulated depreciation and amortization     11,426       9,734
                                                     ---------   ---------
                                                        23,655      20,498
     Construction in process                             2,038         684
     Land                                                6,810       5,244
                                                     ---------   ---------
                                                     $  32,503   $  26,426
                                                     =========   =========

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INTANGIBLE ASSETS

     Intangible assets at December 31, 1997 and 1996 are as follows:

                                                       1997         1996
                                                     ---------   ---------
        Core deposit premiums                        $  30,470   $  14,646
        Goodwill                                         2,083       1,174
        Other intangibles                                  976         350
                                                     ---------   ---------
                                                        33,529      16,170
        Less accumulated amortization                    5,848       3,563
                                                     ---------   ---------
                                                     $  27,681   $  12,607
                                                     =========   =========

     Amortization expense, principally related to the core deposit premiums, amounted to approximately $2,170,000, $1,518,000, and $1,054,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

7.   SHORT-TERM DEBT

     Short term debt consisted of the following as of December 31, 1997 and 1996:

                                                       1997         1996
                                                     ---------   --------

        Securities sold under repurchase agreements  $  20,601   $ 34,738
        Federal funds purchased                         24,800      3,900
        Masternotes                                     15,705       --
        Other                                              400        342
                                                     ---------   --------
                                                     $  61,506   $ 38,980
                                                     =========   ========

     The weighted average rate on short term debt was 5.15% and 5.11% at December 31, 1997 and 1996, respectively.

     The Company has pledged certain securities to collateralize the repurchase agreements. These agreements generally mature and are renewed daily.

8.   FEDERAL HOME LOAN BANK OF ATLANTA ADVANCES

     FHLB Advances with interest rates and maturity dates and weighted average rates (WAR) as of December 31, 1997 and 1996 are as follows:


                                                     1997                   1996
                                              -------------------    ------------------
                                               Amount       WAR       Amount      WAR
                                              --------    -------    --------   -------
     Due in one year                          $125,000       5.79%   $  8,000     6.95%
     Due after one year within two years         5,000       6.14      50,000     5.56
     Due after four years within five years     63,500       6.19         --       --
                                              --------    -------    --------   -------
     Balance, end of year                     $193,500       5.77%   $ 58,000     5.75%
                                              ========    =======    ========   =======

     The advances are collateralized by qualifying mortgage loans and investment securities.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   FEDERAL HOME LOAN BANK OF ATLANTA ADVANCES (Continued)

     Each of the Banks is required to purchase and hold certain amounts of FHLB stock in order to obtain FHLB advances. No ready market exists for the FHLB stock and it has no quoted market value. This stock has a carrying value based on cost and is redeemable at $100 per share subject to certain limitations set by the FHLB.

9.   CORPORATION OBLIGATED MANDITORILY REDEEMABLE CAPITAL SECURITIES

     Corporation obligated manditorily redeemable capital securities ("Trust Securities") aggregating $20,000,000 were issued in June 1997 through the Trust, a statutory business trust registered in the State of Delaware. These Trust Securities bear interest at the rate of 9.375% and have a maturity of thirty years.

     The proceeds from the Trust Securities were used by the Trust to purchase junior subordinated debentures of the Company with a yield and maturity identical to the Trust Securities. The distribution rate and payment dates of the Trust Securities correspond to the distribution rate and interest payment dates of the junior subordinated debentures, which are the sole assets of the Trust. The Company has irrevocably and unconditionally guaranteed all of the Trust's obligation under the Trust Securities, but only to the extent of funds held by the Trust. The Trust Securities are subject to mandatory redemption in whole, but not in part, upon repayment of the junior subordinated debentures at their stated maturity or upon their early redemption. The junior subordinated debentures may be redeemed prior to their stated maturity upon the occurrence of certain events or at the option of the Company on or after June 1, 2007.

10.  INCOME TAXES

     The components of income tax expense for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                       1997      1996     1995
                                                     -------   -------  -------
     Current expense                                 $ 9,216   $ 7,548  $ 3,990
     Deferred expense (benefit)                          (36)     (279)     672
                                                     -------   -------  -------
                                                     $ 9,180   $ 7,269  $ 4,662
                                                     =======   =======  =======

     The reconciliation of expected income tax at the statutory Federal rate (35%) with income tax expense for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                                       1997      1996     1995
                                                     -------   -------  -------
     Expected income tax expense at statutory rate   $ 9,017   $ 7,171  $ 4,822
     Increase (decrease) in income tax expense
       resulting from:
         State taxes, net of federal tax benefit         727       582      338
         Benefit of net operating loss carryforward     --        (229)    (217)
         Tax exempt interest                            (604)     (389)    (342)
         Non-deductible interest                          63        13       34
         Other, net                                      (23)      121       27
                                                     -------   -------  -------
           Income tax expense                        $ 9,180   $ 7,269  $ 4,662
                                                     =======   =======  =======

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES (Continued)

     The components of net deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                        1997       1996
                                                      -------    -------
     Allowance for loan losses                          3,445    $ 2,976
     Accumulated depreciation                           2,950      1,631
     Deferred compensation                                344        190
     Net operating loss carryforwards                   1,858      2,038
     Depreciable basis of fixed assets                 (1,915)      (368)
     Other                                                 (4)       176
     Unrealized securities (gains) losses                (111)       173
                                                      -------    -------
                                                      $ 6,567    $ 6,816
                                                      =======    =======

     The Company has federal net operating loss carryforwards of approximately $6,000,000, which expire in years 2003 through 2008. Use of the net operating loss carryforwards is limited to approximately $600,000 each year.

11.  EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) plan for its subsidiaries' employees 21 years of age or over with at least one year of service, which covers substantially all employees. In 1997 neither Mecklenburg nor Coastal employees were included in the Company's plan. Under the plan, employees may contribute from 2% to 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. Employees may elect for up to 25% of their contributions to be invested in the Company's common stock. The Company matches, in contributions of the Company's common stock, 100% of the employee's first 2% of contributions and 50% of the next 4% of contributions. Mecklenburg also maintains a 401(k) Plan which covers substantially all employees. Employees may contribute up to 6% of their salary with the employer matching up to 6% of eligible contributions. The Company contributed approximately $607,000, $505,000 and $412,000 to the plans in 1997, 1996 and 1995, respectively.

     The Company maintains an Employee Stock Purchase Plan (the "ESPP") that allows employees to purchase stock of up to 10% of their compensation through payroll deduction. In May 1997 this plan was amended to allow the purchase of the stock at a 15% discount with the six month period beginning July 1, 1997. The discount is taken on the lower of the market price on July 1 or December 31 with shares being issued out of authorized but unissued shares. A total of 250,000 shares have been authorized for the plan with 7,568 issued on January 1, 1998.

12.  EARNINGS PER SHARE

     The Company adopted SFAS No. 128 "Earnings Per Share" on December 31, 1997. As required, all prior period earnings per share have been restated to conform with the provisions of the statement. Previously reported diluted earnings per share for the years ended December 31, 1996 and 1995 were $1.01 and $.71, respectively.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  EARNINGS PER SHARE (Continued)

     The following table provides a reconciliation on income available to common shareholders and the average number of shares outstanding for the years ended December 31, 1997, 1996, and 1995.

                                                        1997          1996          1995
                                                     -----------   -----------   -----------
     Net income                                      $    16,584   $    13,220   $     9,114
     Average outstanding shares for basic EPS         12,932,379    12,558,378    12,493,246
     Dilutive effect of stock options and warrants       484,584       400,332       221,348
                                                     -----------   -----------   -----------
               Total shares for diluted EPS           13,416,963    12,958,710    12,714,594
                                                     ===========   ===========   ===========

13.  COMMON STOCK

     The Company has a Long-Term Incentive Plan which allows the Board of Directors to award any combination of stock options, restricted stock and cash.

     The Company has a qualified incentive stock option plan for the benefit of certain of the Company's key officers and employees and a non-qualified stock option plan for directors and certain officers (the "Stock Option Plans"). The Stock Option Plans expire on January 4, 1998, and as such, no new awards will be made after that date. Options under these plans are exercisable at no less than fair market value at the date of grant and are subject to a prorated five-year, and in some instances three-year, vesting requirement. The options are exercisable as they vest and expire no later than ten years after that date.

     On January 27, 1998, the Board of Directors of the Company approved the Triangle Bancorp, Inc. 1998 Omnibus Stock Plan. This plan, which is subject to approval by the shareholders of the Company, reserves 1,000,000 shares for future grants in the form of stock options, restricted stock awards and stock appreciation rights, the terms and conditions of which are to be determined at the date of grant. Incentive options under this plan will be granted at fair market value and will have ten year lives.

     On January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plans or the ESPP.

     The pro forma effect on net income and earnings per share of recording compensation expense in accordance with SFAS No. 123 is presented in the table below:

                                            Year ended December 31,
                                        ------------------------------
                                          1997       1996       1995
                                        --------   --------   --------
     Net income:
       As reported                      $ 16,584   $ 13,220   $ 9,114
       Pro Forma                        $ 16,153   $ 12,970   $ 9,081
     Basic earnings per share
       As reported                      $   1.28   $   1.05   $   .73
       Pro Forma                        $   1.25   $   1.03   $   .73
     Diluted earnings per share
       As reported                      $   1.24   $   1.02   $   .72
       Pro Forma                        $   1.20   $   1.00   $   .71

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  COMMON STOCK (Continued)

     The fair value of options granted during 1997, 1996 and 1995 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

                                                  Year ended December 31,
                                                 1997      1996      1995
                                               --------  --------  --------
     1997 Employee Stock Purchase Plan:

     Weighted average grant date fair value     $ 5.30      --        --
     Dividend yield                               2.10%     --        --
     Risk free interest rates                     6.00%     --        --
     Expected lives (years)                       0.50      --        --
     Volatility                                  32.00%     --        --

     Stock Option Plans:

     Weighted average grant date fair value     $ 6.42    $ 3.48    $ 2.68
     Dividend yield                               3.30%     3.90%     3.70%
     Risk free interest rates                     6.00%     6.00%     6.30%
     Expected lives (years)                       6.96      7.00      7.00
     Volatility                                  32.00%    21.00%    25.00%

     A summary of the status of the Stock Option Plans as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates, including weighted average exercise price (Price), is presented below:

                                              1997                      1996                        1995
                                    ------------------------   ------------------------   ------------------------
                                      Shares        Price        Shares        Price        Shares        Price
                                    ----------    ----------   ----------    ----------   ----------    ----------
     Outstanding at beginning
            year                     1,056,641    $     9.21      869,250    $     7.97    808,444      $     7.53
       Granted                         111,295         20.50      286,480         12.69    124,387            9.73
       Exercised                      (169,512)         7.84      (55,144)         6.18    (33,604)           4.77
       Forfeited                       (46,083)        11.58      (43,945)        11.05    (29,977)           7.08
                                    ----------    ----------   ----------    ----------   ----------    ----------
       Outstanding at end of year      952,341    $    10.63    1,056,641    $     9.21    869,250      $     7.97
                                    ==========    ==========   ==========    ==========   ==========    ==========

     The following table summarizes information about the Stock Option Plans at December 31, 1997 including weighted average remaining contractual term in years (Term) and weighted average exercise price (Price).

                                      Options Outstanding       Options Exercisable
                                  ---------------------------  ---------------------
    Range of Exercise Prices      Number    Term       Price    Number        Price
    ------------------------      -------  -------    -------  ---------    --------
     $   4.00 - $6.00             124,304    3.64     $  5.94     83,009    $   5.90
         6.25 -  6.80             139,954    2.20        6.56    139,954        6.56
         6.86 -  8.00             136,851    4.83        7.29    115,571        7.26
         8.04 - 10.00             156,207    6.10        9.21     83,298        9.00
        10.75 - 11.50             164,720    8.40       11.46    163,500       11.49
        12.38 - 15.00              88,010    8.27       14.70     16,103       14.86
        16.19 - 18.38             108,560    7.17       18.28     30,870       18.15
        18.88 - 23.50              12,500    9.52       22.58          0           0
        26.75 - 35.00              21,235    9.83       27.27          0           0
                                  -------  ------     -------  ---------    --------
                                  952,341    5.89     $ 10.63    632,305     $  8.98
                                  =======  ======     =======  =========    ========

     During 1997, 7,800 of the Company's warrants were exercised leaving 4,200 remaining. All the warrants have an exercise price of $9.17 and expire on December 31, 2000.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  REGULATORY RESTRICTIONS

     The Banks, as North Carolina banking corporations, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank.

     Under regulations of the Federal Reserve, banking affiliates are required to maintain certain minimum average reserve balances which include both cash on hand and deposits with the Federal Reserve. These deposits are included in cash and cash equivalents in the accompanying balance sheets. At December 31, 1997 and 1996, the Banks were required to maintain such balances aggregating approximately $10,315,000 and $8,432,000, respectively.

     The Company and the Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Management believes, as of December 31, 1997, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

     As of December 31, 1997 and 1996, the most recent notification from the FDIC categorized the Company and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company's or the Banks' category.

     A summary of the Company's required and actual capital components follows:


                                                                                                       To Be Well Capitalized
                                                                                                       Under Prompt Corrective
                                                                                   For Capital               Corrective
                                                       Actual                   Adequacy Purposes         Action Provisions
                                                 -----------------------    -----------------------    -----------------------
                                                   Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                 ----------   ----------    ----------   ----------    ----------   ----------
           As of December 31, 1997:
     ---------------------------------------
     Total Capital (to Risk Weighted Assets)     $ 123,817       12.2%      $   80,959        8.0%     $  101,199       10.0%
     Tier I Capital (to Risk Weighted Assets)      111,156       11.0           40,477        4.0          60,719        6.0%
     Tier I Capital  (to Average Assets)           111,156        7.6           58,855        4.0          73,569        5.0%

            As of December 31, 1996:
     ---------------------------------------
     Total Capital (to Risk Weighted Assets)     $ 102,851       12.6%      $   65,196        8.0%     $   81,495       10.0%
     Tier I Capital (to Risk Weighted Assets)       93,241       11.4           32,598        4.0          48,897        6.0
     Tier I Capital (to Average Assets)             93,241        7.9           47,098        4.0          58,873        5.0

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  REGULATORY RESTRICTIONS (Continued)

     A summary of Triangle's required and actual capital components follows:

                                                                                                       To Be Well Capitalized
                                                                                                       Under Prompt Corrective
                                                                                   For Capital               Corrective
                                                       Actual                   Adequacy Purposes         Action Provisions
                                                 -----------------------    -----------------------    -----------------------
                                                   Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                 ----------   ----------    ----------   ----------    ----------   ----------
            As of December 31, 1997:
     ----------------------------------------
     Total Capital (to Risk Weighted Assets)    $   92,343        10.8%     $ 68,630          8.0%     $   85,788         10.0%
     Tier I Capital (to Risk Weighted Assets)       81,605         9.5        34,315          4.0          51,473          6.0
     Tier I Capital  (to Average Assets)            81,605         6.7        48,747          4.0          60,933          5.0

            As of December 31, 1996:
     ----------------------------------------
     Total Capital (to Risk Weighted Assets)    $   82,743        12.3%     $ 53,855          8.0%     $   67,319         10.0%
     Tier I Capital (to Risk Weighted Assets)       74,312        11.0        26,928          4.0          40,392          6.0
     Tier I Capital (to Average Assets)             74,312         7.7        38,638          4.0          48,297          5.0

     A summary of Mecklenburg's  required and actual capital components follows:
     To Be Well Capitalized

                                                                                                       To Be Well Capitalized
                                                                                                       Under Prompt Corrective
                                                                                   For Capital               Corrective
                                                       Actual                   Adequacy Purposes         Action Provisions
                                                 -----------------------    -----------------------    -----------------------
                                                   Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                 ----------   ----------    ----------   ----------    ----------   ----------
            As of December 31, 1997:
     ----------------------------------------
     Total Capital (to Risk Weighted Assets)      $ 21,359        15.1%    $   11,352         8.0%     $   14,190       10.0%
     Tier I Capital (to Risk Weighted Assets)       19,772        13.9          5,676         4.0           8,514        6.0
     Tier I Capital  (to Average Assets)            19,772         7.3         10,805         4.0          13,507        5.0

            As of December 31, 1996:
     ----------------------------------------
     Total Capital (to Risk Weighted Assets)      $ 19,155        14.9%    $   10,286         8.0%     $   12,858       10.0%
     Tier I Capital (to Risk Weighted Assets)       17,980        14.0          5,143         4.0           7,715        6.0
     Tier I Capital (to Average Assets)             17,980         6.8         10,551         4.0          13,189        5.0

15.  LEASE OBLIGATIONS

     The Company leases a portion of its facilities under various operating leases. Rental expense related to such leases amounted to approximately $1,160,000, $1,100,000 and $825,000 in 1997, 1996 and 1995, respectively.

     Noncancelable, long-term lease commitments at December 31, 1997 range from $1,000,000 in 1998 to $700,000 in 2002.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  COMMITMENTS AND CONTINGENCIES

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

     As of December 31, 1997 and 1996, outstanding financial instruments whose contract amounts represent credit risk were as follows:

                                             1997       1996
                                             ----       ----
     Unfunded loans and lines of credit   $ 201,744   $ 149,789
                                          =========   =========
     Standby letters of credit            $   3,265   $   4,435
                                          =========   =========

     The Company's lending is concentrated primarily in North Carolina. Credit has been extended to certain of the Company's customers through multiple lending transactions.

     Mecklenburg used off-balance sheet financial contracts to assist in managing interest rate risk. Instruments used for this purpose include interest rate swaps, interest rate caps and interest rate floors. Mecklenburg managed the counterparty credit risk associated with these instruments through credit approvals, limits and monitoring procedures.

     For interest rate swaps, interest rate caps and interest rate floors, notional principal amounts often are used to express the volume of transactions however, the amount potentially subject to credit risk is much smaller. As of December 31, 1997, the aggregate notional principal amount of all outstanding financial instrument contracts used for interest rate management totaled approximately $31 million. At December 31, 1997, the carrying amount of financial instruments used for interest rate risk management was approximately $17,000 and the estimated market value was $33,000.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  COMMITMENTS AND CONTINGENCIES (Continued)

     All these instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. At December 31, 1997, off-balance sheet financial instruments and their related fair value methods and assumptions, and fair values are as follows:

                                                            Estimated  Contract or
                                                   Carrying   Fair      Notional
                                                    Amount    Value       Amount
                                                   -------   -------   ----------
     Financial instruments used for interest rate
        risk management, the designated asset or
        liability and terms:
     Interest rate swap agreements:
       Certificates of deposit:
           Receive fixed 5.97% pay 3 month
           LIBOR February 1997 - March 1998
         Receive 3 month fixed 6.00%, pay 3         $  --     $     8   $  8,000
           month LIBOR March 1997 - March 1998)        --           8      8,000
                                                    -------   -------   --------
                                                    $  --     $    16   $ 16,000
                                                    =======   =======   ========
     Purchased interest rate floors:
        Unassigned (Strike price 5%, 3
         month LIBOR index, March 1996 -
         January 1997)                              $    17    $   17   $ 15,000
                                                    =======   =======   ========


     Various legal proceedings against the Company and its subsidiaries have arisen from time to time in the normal course of business. Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial positions or results of operations of the Company or its subsidiaries.

17.  RELATED PARTY TRANSACTIONS

     In the normal course of business certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, were loan customers. Activity in these loans is summarized as follows :

                                                       1997       1996
                                                      -------    -------
     Balance, beginning of year                      $ 4,008    $ 4,827
     Loans made                                        1,038      2,705
     Payment received                                 (1,420)    (3,100)
     Changes in composition                            1,450       (424)
                                                     -------    -------
     Balance, end of year                            $ 5,076    $ 4,008
                                                     =======    =======

18.  PARENT COMPANY FINANCIAL DATA

     The Company's principal asset is its investment in its subsidiaries. Condensed financial statements for the parent company as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 are as follows:
                                                            1997       1996
                                                          --------   --------
       Condensed Balance Sheets
       Cash                                               $ 16,161   $    368
       Investments in wholly-owned subsidiaries            131,865    105,136
       Loan to subsidiary                                    6,200       --
       Other assets                                          1,373        365
                                                          --------   --------
           Total assets                                   $155,599   $105,869
                                                          ========   ========

       Short-term debt                                    $ 15,705   $   --
       Other liabilities                                       233        133
       Junior subordinated deferred interest debentures
                                                            20,568       --
                                                          --------   --------
           Total liabilities                                36,506        133

       Shareholders' equity                                119,093    105,736
                                                          --------   --------
           Total liabilities and shareholders' equity     $155,599   $105,869
                                                          ========   ========


     Condensed Statements of Income               1997      1996      1995
                                                -------   -------   -------
     Dividends from wholly-owned subsidiaries   $ 6,204   $ 3,447   $   588
     Interest income                                773         8      --
                                                -------   -------   -------
     Total income                                 6,977     3,455       588
     Interest expense                             1,441      --        --
     Other expenses                                 179       117       236
                                                -------   -------   -------
     Total expenses                               1,620       117       236
                                                -------   -------   -------
     Income before equity in earnings
       of wholly-owned subsidiaries               5,357     3,338       352
     Equity in undistributed earnings
       of wholly-owned subsidiaries              11,227     9,882     8,762
                                                -------   -------   -------
         Net income                             $16,584   $13,220   $ 9,114
                                                =======   =======   =======


     Condensed Statements of Cash Flows              1997      1996      1995
                                                   --------   -------   -------
     Cash flows from operating activities:
       Net income                                  $ 16,584   $13,220   $ 9,114
       Equity in undistributed earnings of
           wholly-owned subsidiaries                (11,227)   (9,882)   (8,762)
       Amortization of debt issuance cost                10      --        --
       Decrease (increase) in other assets              226      (309)      378
       Increase (decrease) in other liabilities         100        38       (44)
                                                   --------   -------   -------
         Net cash provided by operating activities    5,693     3,067       686
                                                   --------   -------   -------
     Cash flows from investing activities:
       Investment in subsidiary                     (12,375)      254    (1,070)
       Net increase in loans to subsidiary           (6,200)     --        --
       Purchases of common securities                  (617)     --        --
                                                   --------   -------   -------
           Net cash provided by (used in)
                investing activities                (19,192)      254    (1,070)
                                                   --------   -------   -------

                                  (Continued)

     Cash flows from financing activities:                       1997        1996        1995
                                                               --------    --------    --------
       Net increase in masternotes                             $ 15,705    $   --      $   --
       Proceeds from junior subordinated debentures              20,568        --          --
       Common shares issued to the public                          --          --         1,300
       Shares issued under stock plans                            1,584         527         446
       Dividends                                                 (5,206)     (3,531)     (2,015)
       Cash issued for fractional shares                           --            (3)        (11)
       Debt issuance cost                                          (627)       --          --
       Repurchased shares                                        (2,732)       (277)       (188)
                                                               --------    --------    --------
         Net cash provided by (used in) financing activities     29,292      (3,284)       (468)
                                                               --------    --------    --------
         Net increase (decrease) in cash                         15,793          37        (852)
     Cash at beginning of year                                      368         331       1,183
                                                               --------    --------    --------
     Cash at end of year                                       $ 16,161    $    368    $    331
                                                               ========    ========    ========

19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, these estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Company taken as a whole.

     The carrying values of cash and due from banks, Federal funds sold and interest-bearing deposits in banks are equal to the fair value due to the nature of the financial instruments. The fair value of securities is estimated based upon bid quotations received from various securities dealers. Loans held for sale are considered short term assets that are carried at market value at December 31, 1996. The fair value of the Company's loans is determined by discounting the scheduled cash flows through the loan's estimated maturity using estimated market discount rates that most reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based upon the stated average maturity of management's estimates of prepayments considering current economic conditions and prevailing interest rates.

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

     Short-term debt includes repurchase agreements and Federal funds purchased, which reprice daily or monthly to allow for their market value to equal their carrying value. The fair value of FHLB advances and the corporation obligated manditorily redeemable capital securities were determined by discounting contractual cash flows using current rates for similar borrowings.

     The fair value of off-balance sheet financial instruments has not been considered in determining on balance sheet fair value. The fair value of unfunded loans and lines of credit and standby letters of credit approximates the stated value since they are either short term in nature or subject to immediate repricing. The following table presents information for financial assets and liabilities as of December 31, 1997 and 1996:

                                                                         1997                     1996
                                                                -----------------------   -----------------------
                                                                 Carrying      Fair        Carrying       Fair
                                                                  Value        Value        Value        Value
                                                                ----------   ----------   ----------   ----------
       Financial assets:
         Cash and due from banks                                $   50,398   $   50,398   $   40,178   $   40,178
         Federal funds sold                                          1,549        1,549        2,558        2,558
         Interest-bearing deposits in banks                         23,027       23,027          879          879
         Securities                                                506,713      507,866      384,622      385,177
         Loans held for sale                                          --           --          2,413        2,413
         Loans, less allowance for loan losses                     942,595      952,575      752,399      754,160
         Interest receivable                                        12,626       12,626       10,428       10,428
                                                                ----------   ----------   ----------   ----------
             Total financial assets                             $1,536,908   $1,548,041   $1,193,477   $1,195,793
                                                                ==========   ==========   ==========   ==========
       Financial liabilities:
         Deposits                                               $1,191,926   $1,199,616   $1,025,752   $1,026,872
         Short-term debt                                            61,506       61,502       38,980       38,980
         Federal Home Loan Bank of Atlanta advances                193,500      194,745       58,000       58,000
         Corporation obligated manditorily redeemable capital
           securities                                               19,951       18,093         --           --
         Interest payable                                            8,546        8,546        8,584        8,584
                                                                ----------   ----------   ----------   ----------
             Total financial liabilities                        $1,475,429   $1,482,502   $1,131,316   $1,132,436
                                                                ==========   ==========   ==========   ==========

     The Company's remaining assets and liabilities are not considered financial instruments.

20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly financial data for the years ended December 31, 1997 and 1996 is as follows:

     1997:                        Fourth     Third    Second     First
                                  -------   -------   -------   -------
     Interest income              $29,041   $27,720   $25,633   $24,154
     Interest expense              14,411    14,228    12,605    11,718
     Provision for loan losses        874     1,105       935       544
     Noninterest income             2,883     2,972     4,867     2,491
     Noninterest expense           11,612     9,043     8,433     8,489
     Income tax expense             1,622     2,179     3,160     2,219
                                  -------   -------   -------   -------
     Net income                   $ 3,405   $ 4,137   $ 5,367   $ 3,675
                                  =======   =======   =======   =======

     Basic earnings per  share    $   .26   $   .32   $   .42   $   .28
                                  =======   =======   =======   =======
     Diluted earnings per share   $   .25   $   .31   $   .40   $   .28
                                  =======   =======   =======   =======

     1996:                        Fourth     Third     Second     First
                                  -------   -------   -------   -------
     Interest income              $23,561   $23,481   $22,265   $20,652
     Interest expense              11,558    11,764    11,045     9,960
     Provision for loan losses        828       348       747       407
     Noninterest income             2,059     2,305     3,124     2,460
     Noninterest expense            8,168     8,507     8,071     8,015
     Income tax expense             1,724     1,924     1,905     1,716
                                  -------   -------   -------   -------
     Net income                   $ 3,342   $ 3,243   $ 3,621   $ 3,014
                                  =======   =======   =======   =======

     Basic earnings per  share    $   .27   $   .26   $   .28   $   .24
                                  =======   =======   =======   =======
     Diluted earnings per share   $   .26   $   .25   $   .28   $   .23
                                  =======   =======   =======   =======

21.  OTHER INVESTING AND FINANCING ACTIVITIES

     Excluded from the consolidated statements of cash flows was the effect of transfers to trading securities of $41,867,000 during 1997; transfers to securities held to maturity of $4,557,000 and $22,149,000 in 1996 and 1995, respectively and transfers to securities available for sale of $44,332,000 in 1995.

     The Company acquired ten branches and divested of two branches in 1997 and acquired five branches and divested of one branch in 1996. In conjunction with these transactions, assets acquired and liabilities assumed were as follows:

                                      1997         1996
                                   ---------    ---------

     Deposits                      $ 173,584    $  80,195
     Loans                           (51,931)         117
     Premium paid on deposits        (15,824)      (5,026)
     Premises and equipment           (3,028)      (1,015)
     Other assets                       (593)        (132)
     Other liabilities                   405          142
                                   ---------    ---------
               Net cash acquired   $ 102,613    $  74,281
                                   =========    =========

22.  YEAR 2000 ISSUE

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company has made a preliminary assessment of its software and does not believe it has any significant systems that require modifications. An outside firm is undergoing an extensive study of all of the Company's internal and external systems and this is expected to be completed in 1998. As such, the costs of becoming year 2000 compliant cannot be estimated at this time. Additionally, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that an inadequate conversion of a significant loan customer would not have a material adverse effect on the Company.

23.  PENDING ACQUISITIONS

     On October 16, 1997, the Company entered into an agreement to acquire Guaranty State Bancorp ("Guaranty") and its commercial bank subsidiary, Guaranty State Bank, both located in Durham, North Carolina. As of December 31, 1997, Guaranty had approximately $107 million in assets. The transaction will be accounted for using the pooling of interests method of accounting. All regulatory approvals have been obtained and Guaranty shareholders are to meet on March 30, 1998 to vote on the proposed acquisition. The transaction is expected to be consummated in April 1998.

     On March 4, 1998,  Triangle  entered  in an  agreement  to  acquire  United
     Federal Savings Bank, Rocky Mount, North Carolina ("United Federal"). United Federal is a federally-chartered savings bank whose deposits are insured by the Savings Association Insurance Fund of the FDIC. At December 31, 1997, United Federal had total assets of approximately $304 million. The United Federal acquisition will be accounted for using the pooling of interests method of accounting and is subject to the approval of United Federal's shareholders and all applicable regulatory agencies. The transaction is expected to be consummated in the third quarter of 1998.