Form 10-Q
period 1998-03-31
TRIANGLE BANCORP INC
filed 1998-05-15
CIK 885576

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998



                       Commission file number - 000-21346


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
Yes  x        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                                  14,349,663
            Class                              Outstanding at May 4, 1998

                                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          The Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997 and the Consolidated Statements of Income and Comprehensive Income and Cash Flows for the three month periods ended March 31, 1998 and March 31, 1997 have been included as attachments to this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          General

          The purpose of this discussion is to provide the reader with a concise understanding of the performance and financial condition of Triangle Bancorp (the "Company"). The Company is a multibank holding company incorporated in November 1991 under the laws of the State of North Carolina, with four wholly-owned subsidiaries: Triangle Bank ("Triangle"); Bank of Mecklenburg ("Mecklenburg") (collectively, the "Banks"); Coastal Leasing LLC ("Coastal"); and Triangle Capital Trust.

          Highlights

          During the first quarter of 1998, the Company continued its strategy of growth with the signing of a definitive agreement to acquire United Federal Savings Bank ("UFSB") in Rocky Mount, North Carolina. UFSB operates thirteen banking offices and reported total assets of $307 million at March 31, 1998. It is anticipated that this transaction will be completed in September 1998, subject to regulatory and UFSB shareholder approval.

          In March 1998, the shareholders of Guaranty State Bank ("Guaranty") in Durham approved the acquisition of their company by Triangle Bancorp. This transaction was completed on April 16, 1998, at which time Guaranty's four offices in Durham and approximately $107 million in assets were merged into Triangle Bank.

          Operating Results for the Three Months Ended March 31, 1998  and 1997

          The Company's net income for the three months ended March 31, 1998 was $4,577,000 compared to $3,675,000 for the same period in 1997, an increase of 25%. Diluted earnings per share were $0.34 for the three months ended March 31, 1998 compared to $0.28 per share for the same period in 1997.

          For the three months ended March 31, 1998 the annualized returns on average assets and equity were 1.17% and 15.22%, respectively, compared to 1.19% and 13.51%, respectively, for the same period in 1997.

          Earnings for the period were positively impacted by an increase in net interest income due to an increase in the volume of earning assets. Net interest income for the three months ended March 31, 1998 was $14,262,000 compared to $12,436,000 for the same period in 1997, an increase of $1,826,000 or 15%. Average earning assets increased $309 million, primarily in loans ($164 million) and investment securities ($145 million). The increase in loans is due to internal growth as well as the acquisition of two branch offices from Branch Banking and Trust and eight branch offices from United Carolina Bank in August 1997 (the "Branch Acquisition") in which the Company assumed $61 million in loans outstanding. The increase in investment securities is due to the overall growth in the Company as well as the $130 million leveraged investment program implemented by Triangle in the fourth quarter of 1997. This leveraged investment program employs a mix of fixed and variable Federal Home Loan Bank ("FHLB") borrowings to purchase mortgage backed securities. The yields on the investments exceeds the cost of borrowings resulting in increased income for the Company. Average costing liabilities increased by $299 million, $30 million in interest bearing demand deposits, $55 million in savings and money market deposits, $59 million in time deposits and IRA's, and $157 million in FHLB advances. The increase in deposits resulted from growth in the Company as well as the deposits acquired in the Branch Acquisition. The increase in FHLB advances was due to the leveraged investment program described above. The net yield on interest earning assets decreased to 4.08% at March 31, 1998 from 4.50% as of March 31, 1997. This decrease was primarily a result of the leveraged investment program previously mentioned.

          For the three months ended March 31, 1998, a loan loss provision of $1,072,000 was made compared to a provision of $544,000 for the same period in 1997. The increase in provision was due to an increase in net charge offs in the first quarter of 1998 compared to the same period in 1997 as well as growth in the loan portfolio and a continued commitment to maintaining adequate loan loss reserves.

          Noninterest income for the three months ended March 31, 1998 was $2,990,000 compared to $2,491,000 for the same period in 1997, an increase of $499,000 or 20%. Increases were seen in service charges on deposit accounts, other commissions and fees, gains on sales of loans, other fee income, and other operating income. These increases were partially offset by lower gains on sales of securities. Also, in January 1997, Mecklenburg segregated a group of securities into a trading portfolio. During the first quarter of 1997, $310,000 in net trading gains were recognized by Mecklenburg. By the time of the Company's acquisition of Mecklenburg in October 1997, the trading assets had been disposed of and the Company held no trading assets at December 31, 1997.

          Noninterest expenses increased $803,000, or 9%, for the three months ended March 31, 1998 compared to the same period in 1997. Increases in occupancy expenses, furniture and equipment expenses and amortization of intangibles were incurred due to the addition of ten banking offices through the Branch Acquisition.

          Financial Condition

          Total assets were $1.607 billion as of March 31, 1998, an increase of $2 million from December 31, 1997. The loan portfolio and federal funds sold increased $10 million and $26 million, respectively, while investment securities decreased $24 million. Asset growth was partially offset by the payoff of $45 million of FHLB advances by the Banks.

          The Company continued to maintain strong loan loss reserves during the period. As a result of increased net chargeoffs and loan growth both internally and due to the Branch Acquisition, the provision was increased to $1,072,000 for the three months ended March 31, 1998 from $544,000 for the same period in 1997. Nonperforming assets decreased to $6.2 million at March 31, 1998 from $6.4 million at December 31, 1997 and from $6.8 million at March 31, 1997. The loan loss reserves at March 31, 1998 were 1.45% of gross loans and 226% of nonperforming assets and other real estate owned compared to 1.46% and 175%, respectively, at March 31, 1997. Management feels loan loss reserves are adequate. A summary of certain information related to the loan loss reserves and nonperforming assets as of March 31, 1998 follows:


                RESERVE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                             (Dollars in Thousands)


Analysis of Reserve for Loan Losses:

Beginning Balance, January 1, 1998                                      $13,800
                                                                        -------


Deduct charge-offs:
         Commercial financial and agricultural                              486
         Real estate, construction and land development                       0
         Installment loans to individuals                                   219
         Credit card and related plans                                      177
         Lease receivables                                                   51
                                                                        -------
                                                                            933
                                                                        -------
Add recoveries:
         Commercial, financial and agricultural                              12
         Real estate, construction and land development                      11
         Installment loans to individuals                                    12
         Credit card and related plans                                       17
                                                                        -------
                                                                             52
                                                                        -------

Net charge-offs                                                             881

Additions charged to operations                                           1,072
                                                                        -------

Ending balance, March 31, 1998                                          $13,991
                                                                        =======

Ratio of net charge-offs to average loans
   outstanding during the period                                           0.37%

Analysis of Nonperforming Assets at March 31, 1998:

Nonaccrual loans:
         Commercial, financial and agricultural                          $1,266
         Real estate, construction and land development                   1,799
         Installment loans to individuals                                    35
         Credit card and related plans                                       53
                                                                         ------
                                                                          3,153

Loans contractually past due 90 days or more
     as to principal or interest                                          2,686
Foreclosed assets                                                           354
                                                                         ------

TOTAL                                                                    $6,193
                                                                         ======

          Total deposits were $1.26 billion at March 31, 1998, an increase of $68 million from December 31, 1997. Most of the increase from December 31, 1997 was due to growth in public funds as a lower cost alternative to retail certificates of deposits.

          Capital

          The adequacy of capital is reviewed regularly by the Company's management, in light of current plans and economic conditions, to ensure that sufficient capital is available for current and future needs, to minimize the Company's cost of capital and to assure compliance with regulatory requirements. The Company's capital ratios as of March 31, 1998 were as follows:


                                                      Actual   Required  Excess
                                                      Percent  Percent   Percent

          Tier 1   Capital to Risked Based Assets     10.63 %    4.00 %   6.63 %

          Total   Capital to Risked Based Assets      11.88%     8.00 %   3.88 %

          Leverage Ratio                                7.57 %   4.00 %   3.57 %

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

Item 3.   Defaults Upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          On April 28, 1998, the Annual Shareholders Meeting was held by the Company to consider the following matters: (i) to elect 10 members to the Board of Directors; (ii) to consider and act upon a proposal to amend Article 2 of the Corporation's Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000; (iii) to consider and act upon a proposal to approve the Triangle Bancorp, Inc. 1998 Omnibus Stock Plan; and (iv) to consider a proposal to ratify the appointment of Coopers & Lybrand L.L.P. as independent public accountants of the Company for 1998.

          All directors nominated in proposal (i) were elected as directors. Proxies were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, and there was no solicitation in opposition to the nominees.

          The results of the other proposals were as follows:

          The results of proposal (ii), approval of amendment to the Corporation's Articles of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 to 50,000,000:
          9,061,269 for; 530,356 against; and 293,349 abstain.

          The results of proposal (iii), approval of the Triangle Bancorp, Inc. 1998 Omnibus Stock Plan: 7,196,422 for; 423,881 against; 362,581 abstain; and 1,902,047 broker non-vote.

          The results of proposal (iv), ratification of the appointment of Coopers & Lybrand L.L.P. as independent public accountants of the Company for 1998: 9,822,334 for; 22,160 against; and 40,399 abstain.


Item 5.   Other Information

          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

a)        Exhibits

          (27)     Financial data schedule.


b)        Reports on Form 8-K

          A Current Report on Form 8-K was filed on March 11, 1998 to report the execution of an Agreement and Plan of Reorganization and Merger dated March 4, 1998 by and among Triangle Bancorp, Inc., Triangle Bank and United Federal Savings Bank, Rocky Mount, North Carolina ("UFSB"), whereby UFSB will be merged into Triangle Bank.

          A Current Report on Form 8-K was filed on March 20, 1998 to report the authorization of the repurchase of up to 100,000 shares of the registrant's common stock.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                    UNAUDITED

                                               March 31, 1998  December 31, 1997
                                               --------------  -----------------
ASSETS
Cash and due from banks                         $    48,272    $    50,398
Federal funds sold                                   27,525          1,549
Interest-bearing deposits in banks                   13,782         23,027
Securities available for sale                       392,526        411,920
Securities held to maturity, market value;
       $86,485 and $95,946                           89,815         94,793
Loans and Leases, less allowance for losses of
      $13,991 and $13,800                           952,120        942,595
Premises and equipment, net                          33,481         32,503
Interest receivable                                  12,922         12,626
Deferred income taxes                                 7,591          6,567
Intangible assets                                    26,813         27,681
Other assets                                          2,260          1,353
                                                -----------    -----------

         Total Assets                           $ 1,607,107     $1,605,012
                                                ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                 $   185,546     $  181,682
     Interest-bearing demand                        166,623        167,651
     Savings and money market                       243,960        242,127
     Large denomination certificates of deposit     170,093        111,293
     Other time                                     494,090        489,173
                                                -----------    -----------

         Total Deposits                           1,260,312      1,191,926

Short-term debt                                      40,309         61,506
Federal Home Loan Bank advances                     148,500        193,500
Corporation obligated manditorily
     redeemable securities                           19,951         19,951
Interest payable                                      7,212          8,546
Other liabilities                                     9,276         10,490
                                                -----------    -----------

         Total other liabilties                     225,248        293,993
                                                -----------    -----------

         Total liablities                         1,485,560      1,485,919
                                                -----------    -----------

Commitments and contingencies*

SHAREHOLDERS' EQUITY

Common stock, no par value 20,000                    76,737         75,562
     authorized; 13,088 shares and
     12,981 shares outstanding at
     March 31, 1998 and December 31, 1997,
     respectively
Undivided profits                                    46,332         43,324
Accumulated other comprehensive income               (1,522)           207
                                                -----------    -----------

         Total shareholders' equity                 121,547        119,093
                                                -----------    -----------
         Total liablities and
              shareholders' equity              $ 1,607,107     $1,605,012
                                                ===========     ==========


Standby letters of credit outstanding at March 31, 1998 amounted to $5,202

The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                   For the three  For the three
                                                    months ended   months ended
                                                   March 31, 1998 March 31, 1997
                                                   -------------- --------------
INTEREST INCOME
     Interest and fees on loans                      $21,927,471    $18,632,219
     Securities                                        7,595,306      5,339,088
     Interest bearing deposits                           255,079        157,407
     Federal funds sold                                  100,623         25,494
                                                     -----------    -----------
          Total interest income                       29,878,479     24,154,208

INTEREST EXPENSE:
     Large denomination certificates of deposit        2,073,291      1,589,182
     Other deposits                                    9,902,634      8,876,039
     Capital securities                                  469,168             --
     Short-term debt                                     565,114        259,083
     Other borrowed funds                              2,606,147        993,576
                                                     -----------    -----------
          Total interest expense                      15,616,354     11,717,880
                                                     -----------    -----------

Net interest income                                   14,262,125     12,436,328

Provision for loan losses                              1,071,600        544,000
                                                     -----------    -----------
Net interest income after
     provision for loan losses                        13,190,525     11,892,328
                                                     -----------    -----------
NONINTEREST INCOME:
     Service charges on deposit accounts               1,750,665      1,400,647
     Other commissions and fees                          622,851        476,234
     Gain on sale of securities                           38,724         68,121
     Trading gains, net                                       --        309,804
     Gain on sale of loans                               198,767         85,224
     Other fee income                                    134,399         95,012
     Other operating income                              245,039         55,718
                                                     -----------    -----------
          Total noninterest income                     2,990,445      2,490,760
                                                     -----------    -----------

NONINTEREST EXPENSES:
     Salaries and employee benefits                    3,860,852      3,860,519
     Occupancy expenses                                1,004,963        765,117
     Furniture and equipment expenses                    828,921        631,857
     Professional fees                                   263,532        586,798
     Federal deposit insurance expense                    30,000         18,000
     Advertising and public relations                    223,123        295,030
     Office expenses                                     387,299        361,595
     Telephone and communication                         307,373        240,633
     Merger expense                                      185,859          5,000
     Amortization of intangible assets                   791,829        390,607
     Other operating expense                           1,407,911      1,333,917
                                                     -----------    -----------
     Total noninterest expenses                        9,291,662      8,489,073
                                                     -----------    -----------

Net income before taxes                                6,889,308      5,894,015

Income tax expense                                     2,312,203      2,218,693
                                                     -----------    -----------

Net income                                           $ 4,577,105    $ 3,675,322
                                                     ===========    ===========

Basic income per share data:
     Net income                                      $      0.35    $      0.28
     Average shares outstanding                      $13,057,382    $12,920,808
Diluted income per share data:
     Net income                                      $      0.34    $      0.28
     Average common equivalent shares                $13,536,567    $13,359,261

Cash dividends declared per share                    $      0.12    $      0.09

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                    UNAUDITED


                                                                                                        FOR THE            FOR THE
                                                                                                      THREE MONTHS      THREE MONTHS
                                                                                                         ENDED              ENDED
                                                                                                        MARCH 31,          MARCH 31,
                                                                                                          1998               1997
                                                                                                        --------           --------
Cash flows from operating activities:
         Net income                                                                                     $  4,577           $  3,675
Adjustments to reconcile net income to net cash provided by (used in)
  operations:
         Depreciation and amortization                                                                     1,431                897
         Accretion of discount on investment securities,
           net of amortization of premiums                                                                   464                219
         Provision for loan losses                                                                         1,072                544
         Gain on sale of investments                                                                         (39)               (68)
         Gain on trading securities                                                                           --               (310)
         Gain on disposal of premises and equipment                                                           (4)              (129)
         Net change in trading securities                                                                     --            (12,156)
         Mortgage loans held for sale:
             Originations                                                                                     --               (944)
             Sales                                                                                            --              3,357
         Provision (benefit) for deferred taxes                                                              (50)                --
         Change in other assets and liabilities:
             Interest receivable                                                                            (296)              (789)
             Other assets                                                                                   (907)              (492)
              Interest payable                                                                            (1,334)              (222)
             Other liabilities                                                                            (1,214)             1,883
                                                                                                        --------           --------

         Net cash provided by (used in) operating activities                                               3,700             (4,535)
                                                                                                        --------           --------

Cash flows from investing activities:
         Proceeds from maturities and principal paydowns of securities AFS                                18,177              5,134
         Proceeds from maturities and principal paydowns of securities HTM                                12,715             11,032
         Proceeds from sales of investment securities AFS                                                 10,787             57,214
         Proceeds from sales of investment securities HTM                                                  1,250                 --
         Purchases of investment securities AFS                                                          (12,691)           (62,705)
         Purchases of investment securities HTM                                                           (8,994)            (4,280)
         Net increase in loans made to customers                                                         (10,597)           (42,863)
         Capital expenditures, bank premises and equipment                                                (1,541)              (478)
         Proceeds from sale of premises and equipment                                                          4                210
                                                                                                        --------           --------

         Net cash provided by (used in) investing activities                                               9,110            (36,736)
                                                                                                        --------           --------

Cash flows from financing activities:
         Net increase  in deposit accounts                                                                68,386             49,865
         Net decrease in short-term debt                                                                 (21,197)           (20,299)
         Net increase (decrease) in FHLB advances                                                        (45,000)             8,500
         Repurchase of common stock                                                                           --               (545)
         Cash dividends paid                                                                              (1,569)            (1,049)
         Shares issued under stock plans                                                                   1,175                429
                                                                                                        --------           --------

         Net cash provided by financing activities                                                         1,795             36,901
                                                                                                        --------           --------

         Net increase (decrease) in cash and cash equivalents                                             14,605             (4,370)

         Cash and cash equivalents at beginning of period                                                 74,974             43,615
                                                                                                        --------           --------

         Cash and cash equivalents at end of period                                                     $ 89,579           $ 39,245
                                                                                                        ========           ========

         The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

1.   Financial statement presentation and management representation

     The consolidated financial statements include the accounts and results of operations of Triangle Bancorp, Inc. and its four wholly-owned subsidiaries, Triangle Bank, Bank of Mecklenburg, Coastal Leasing LLC, and Triangle Capital Trust. All significant intercompany transactions and accounts are eliminated in consolidation.

     The interim consolidated financial statements as of and for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly, in all material respects, the consolidated financial position as of March 31, 1998 and 1997, and the results of operations and cash flows for the periods ended March 31, 1998 and 1997. The results for the interim periods are not necessarily indicative of what results will be for the year ended December 31, 1998.

2.   Reporting Comprehensive Income

     On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). As required by SFAS No. 130, prior year information has been modified to conform with the new presentation.

     Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes all other changes to an entity's equity, with the exception of transactions with shareholders. The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities.

     The Company's total comprehensive income for the three month periods ended March 31, 1998 and 1997 was $2,848,000 and $3,254,000, respectively.
     Information concerning the Company's other comprehensive income for the three month periods ended March 31, 1998 and 1997 is as follows:

                                                             (In thousands)
                                                           1998          1997
                                                         --------      ------
     Unrealized gains(losses) on available for sale
               securities                                $  (2,645)    $ (683)

     Reclassification of gains recognized in net income        25          45

     Income tax benefit relating to unrealized gains
            (losses) on available for sale securities         891         217
                                                         --------      ------

     Other comprehensive income                          $ (1,729)     $ (421)
                                                         ========      ======

3.   Disclosures about Segments of an Enterprise and Related Information

     On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 established standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both the annual and interim financial statements. It also established standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not have a material impact on the financial statements of the Company.

4.   Subsequent Event

     On April 16, 1998, the Company completed the acquisition of Guaranty State Bank ("Guaranty") headquartered in Durham, North Carolina. Guaranty had 4 branch offices and $104 million in total assets as of March 31, 1998. The merger was accounted for as a pooling of interests and accordingly, the Company's future historical consolidated financial statements will be restated to reflect the accounts and results of operations of Guaranty as if the merger had been effective as of the earliest period presented. In connection with the acquisition, 1.41 shares of the Company's stock were issued for each share of Guaranty's outstanding stock or approximately 1.26 million shares.

     The following unaudited pro forma data summarizes the combined results of operations of the Company and Guaranty as if the acquisition had been completed as of March 31, 1998.

                             Three months
                             ended March         Year ended December 31
                              31, 1998        1997         1996       1995
                                  (In thousands, except per share data)

     Total income              $35,100     $128,466     $107,809    $89,132
     Net interest income        15,419       57,915       49,491     43,095
     Net income                  4,911       17,724       14,300     10,086
     Earnings per share:
     Primary                       .34         1.25         1.04        .74
     Fully diluted                 .33         1.20         1.00        .72

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TRIANGLE BANCORP, INC.



Date:  May  15, 1998                                 \s\ Debra L. Lee
                                                     ---------------------------
                                                     Debra L. Lee,
                                                     EVP/Chief Financial Officer

                             TRIANGLE BANCORP, INC.
                                  EXHIBIT INDEX


EXHIBIT
NUMBER            NAME                                                 PAGE
------            ----                                                 ----


27                Financial Data Schedule