Form 10-Q
period 1998-06-30
TRIANGLE BANCORP INC
filed 1998-08-14
CIK 885576

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                               21,524,892
             Class                         Outstanding at August 11, 1998

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         The Consolidated Balance Sheets for June 30, 1998 and December 31, 1997, the Consolidated Statements of Income for the three and six month periods ended June 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1998 and 1997 have been included as Attachments to this report.

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

         Highlights

         During the second quarter of 1998, Triangle Bancorp, Inc. continued its growth strategy with the acquisition of Guaranty State Bancorp ("Guaranty") on April 16, 1998. Guaranty had $103 million in assets and four branch locations in Durham, North Carolina.

         The Company has also entered a definitive agreement to acquire United Federal Savings Bank ("UFSB") in Rocky Mount, North Carolina. UFSB operates thirteen banking offices and reported total assets of approximately $300 million at June 30, 1998. It is anticipated that this transaction will be completed in September 1998, subject to regulatory and UFSB shareholder approval.

         Operating Results for the Three Months Ended June 30, 1998 and 1997

         The Company's net income for the three months ended June 30, 1998 was $4,753,000 compared to earnings of $5,662,000 for the same period in 1997, an decrease of $909,000 or 16.05%. Diluted earnings per share were $0.21 compared to $0.26 for the same period in 1997. The results for the three months ended June 30, 1998 included after-tax merger expenses of $711,000. The results for the three months ended June 30, 1997 included a net after-tax gain of $1,200,000 on the sale of two branch offices, net of after-tax merger expenses.

         Without the non-recurring merger expenses and gain on branch sale, net income for the three months ended June 30, 1998 would have been $5,464,000 versus $4,474,000 for the same period in 1997. This is an increase of 22%. Diluted earnings per share were $.25 for the three months ended June 30, 1998 versus $.20 for the same period in 1997.

         For the three months ended June 30, 1998 the annualized returns on average assets (ROA) and equity (ROE) were 1.14% and 14.16%, respectively, compared to 1.62% and 18.52% for the same period in 1997. Without the non-recurring items, ROA would have been 1.31% versus 1.28%, and ROE would have been 16.28% versus 14.64% for the three months ended June 30, 1998 and 1997, respectively.

         Core earnings for the period were positively impacted by an increase in net interest income due to an increase in the volume of earning assets. The net interest income for the three months ended June 30, 1998 was $15,663,000 compared to $14,116,000 for the same period in 1997, an increase of $1,547,000 or 11%. The increases from volume were offset somewhat by a decrease in the taxable equivalent yield with net interest margin decreasing to 4.28% for the three months ended June 30, 1998 from 4.50% for the same period in 1997.

         For the three months ended June 30, 1998, a loan loss provision of $855,000 was made compared to a provision of $978,000 for the same period in 1997.

         Recurring noninterest income for the three months ended June 30, 1998 was $3,976,000 compared to $2,960,000 for the same period in 1997 an increase of 34%. This increase resulted from increases in service charges, fees from the investment services subsidiary and gains on sales of loans over the prior year. Service charge fees have increased as a result of 10 branches acquired in August 1997 which increased the number of transaction accounts the Company collects fees on. Fees from the investment services subsidiary and gains on loan sales have increased over the prior year due to an increased focus on these services.

         Recurring noninterest expenses increased by $1,449,000 for the three months ended June 30, 1998 compared to the same period in 1997. These increases are primarily due to the growth of the Company through the August 1997 branch acquisition which added ten branches and their related infrastructure and personnel. In the branch acquisition, a deposit premium was paid which is being amortized thus increasing amortization expense for the three months ended June 30, 1998 compared to the same period in 1997.

         Operating Results for the Six Months Ended June 30, 1998 and 1997

         The Company's net income for the six months ended June 30, 1998 was $9,664,000, compared to $9,585,000 for the same period in 1997. This represents an increase of $79,000 or 1%. Excluding non-recurring merger expenses in 1998 and the net gain on sale of branches in 1997, core earnings for the six months ended June 30, 1998 were $10,497,000, a 25% increase over the $8,400,000 earned during the same period in 1997. Earnings per share were $0.43 ($0.47 without the merger expenses) compared to $0.44 ($0.38 without the gain) for the same period in 1997.

         For the six months ended June 30, 1998 the annualized returns on average assets and equity were 1.16% and 14.54%, respectively, compared to 1.40% and 15.88% for the same period in 1997. Without non-recurring items in 1998 and 1997, ROA was 1.26% versus 1.23%, and ROE was 15.79% versus 13.92% for the six months ended June 30, 1998 and 1997, respectively.

         Core earnings for the six month period ended June 30, 1998 were positively impacted by an increase in net interest income due to an increase in the volume of earning assets. The net interest income for the six months ended June 30, 1998 was $31,082,000 compared to $27,517,000 for the same period in 1997 an increase of $3,565,000 or 13%. The taxable equivalent net interest margin declined to 4.26% for the six months ended June 30, 1998 from 4.50% for the same period in 1997.

         For the six months ended June 30, 1998, a loan loss provision of $2,006,000 was made compared to a provision of $1,569,000 for the same period in 1997.

         Recurring noninterest income for the six months ended June 30, 1998 was $7,071,000 compared to $5,567,000 for the same period in 1997 and increase of 27%. This increase is represented by increases in service charges, fees from the investment services subsidiary and gains on sales of loans over the prior year. Service charge fees have increased as a result of 10 branches acquired in August 1997 which increased the number of transaction accounts the Company collects fees on. Fees from the investment services subsidiary and gains on loan sales have increased over the prior year due to an increased focus on these services. These increases were offset by a decrease in trading gains recognized in 1997. The Company discontinued its investment trading activities in 1997.

         Recurring noninterest expenses for the six months ended June 30, 1998 increased $2,067,000 over the same period in 1997. These increases are primarily due to the growth of the Company through the August 1997 branch acquisition which added ten branches and their related infrastructure and personnel. In the branch acquisition, a deposit premium was paid which is being amortized thus increasing amortization expense for the six months ended June 30, 1998 compared to the same period in 1997.


         Financial Condition

         Total assets decreased $39 million, or 2%, to $1.673 billion at June 30, 1998 versus $1.712 billion at December 31, 1997. The decrease was due to the maturity of a Federal Home Loan Bank advance in early 1998 and a corresponding decrease in securities.

         The Company continued to maintain strong loan loss reserves during the period with the loan loss reserves at June 30, 1998 being 1.49% of total loans and 197% of nonperforming loans. Nonperforming loans to total loans plus other real estate owned were .76% on June 30, 1998 compared to .64% as of December 31, 1997. Net charge offs were .21% for the six month period ended June 30, 1998 versus .02% in the same period in 1997. A summary of certain information related to the loan loss reserves and nonperforming assets as of June 30, 1998 follows:

                RESERVE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                             (Dollars in Thousands)

Analysis of Reserve for Loan Losses:

Beginning Balance, January 1, 1998                                      $14,954
                                                                        -------
Deduct charge-offs:
         Commercial financial and agricultural                              653
         Real estate, construction and land development                       0
         Installment loans to individuals                                   422
         Credit card and related plans                                      322
                                                                        -------
                                                                          1,397
Add recoveries:
         Commercial, financial and agricultural                             191
         Real estate                                                         15
         Installment loans to individuals                                    50
         Credit card and related plans                                       32
                                                                        -------
                                                                            288
                                                                        -------
Net charge-offs                                                           1,109

Additions charged to operations                                           2,006
                                                                        -------

Ending Balance,  June 30, 1998                                          $15,851
                                                                        =======
Ratio of net charge-offs to average loans outstanding during the period    0.21%


Analysis of Nonperforming Assets:

Nonaccrual loans:
         Commercial, financial and agricultural                         $ 1,355
         Real estate, construction and land development                   1,202
         Installment loans to individuals                                    69
                                                                        -------
                                                                          2,626
Loans contractually past due 90 days or more
     as to principal or interest                                          4,420
Foreclosed assets                                                         1,002
                                                                        -------
TOTAL                                                                   $ 8,048
                                                                        =======

         Total deposits were $1.321 billion as of June 30, 1998 compared to $1.285 billion at December 31, 1997. The increase was primarily in time deposits greater than $100,000.

         With the increase in deposits, short term debt has decreased. Also Federal Home Loan Bank borrowings have been reduced by $53,200 from December 31, 1997 to June 30, 1998.

         Capital

         The adequacy of capital is reviewed regularly, in light of current plans and economic conditions, to ensure that sufficient capital is available for current and future needs, to minimize the Company's cost of capital and to assure compliance with regulatory requirements. The Company's capital ratios as of June 30, 1998 are as follows:

                                                   Actual   Required  Excess
                                                   Percent  Percent   Percent
                                                   -------  --------  -------
         Tier 1   Capital to Risk Based Assets     10.91%     4.00%     6.91%

         Total  Capital to Risk Based Assets       12.16%     8.00%     4.16%

         Leverage Ratio                             7.92%     4.00%     3.92%

         Impact of Year 2000 Issue

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, many automated applications may fail to function properly or may cease to function unless corrected or replaced.

         The Company is a "turnkey" institution; it does not write or develop any of its own computer applications, but instead purchases or licenses its applications from third party vendors. The Company has adopted a plan which calls for the Company's applications to properly process dates in the year 2000 and beyond by April 20, 1999. As a "turnkey" institution, the Company is in dialogue with all of its vendors as to their preparedness for Year 2000. In addition, the Company has hired an independent consultant to assist it in all phases of its Year 2000 plan.

         As of June 30, 1998, the Company had completed its assessment of its existing computer systems and applications and had identified 32 mission critical applications. As of June 30, 1998, the Company had begun renovation, validation and implementation of several of its missions critical applications. Renovation for the remaining mission critical applications is to be completed by December 31, 1998, and by March 31, 1999 for non-mission critical functions. Validation and implementation of all functions, both mission critical and non-mission critical, are to be completed by April 30, 1999. As validation of a function occurs, the Company will develop a contingency plan for each function. As of June 30, 1998 the Company had begun contingency planning for several functions.

         The Company has budgeted $1,000,000 for the Year 2000 plan, with approximately $50,000 for 1997, $750,000 for 1998 and $200,000 for
         1999. As of June 30, 1998, the Company has
         spent approximately $40,000 and $210,000 in 1997 and 1998, respectively, on Year 2000 issues. The Company does not expect the costs of this process to be material to its financial condition or results of operations.

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

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         The Securities and Exchange Commission recently amended Rule 14a-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Pursuant to amended Rule 14a-4, if a shareholder of the Company does not submit to the Company at its executive offices in Raleigh, North Carolina, by February 8, 1999 a notice of a his or her intention to present a matter at the Company's 1999 Annual Meeting of Shareholders, all proxies held by management of the Company at the 1999 Annual Meeting may be voted in the discretion of management of the Company when the matter is presented at the Annual Meeting, without any discussion of the matter appearing in the proxy materials for the Annual Meeting. In accordance with existing regulation and as disclosed in the Company's proxy statement dated March 20, 1998, any matter to be presented to the Company for inclusion in its proxy materials for the 1999 Annual Meeting must be presented to the Company in compliance with the provisions of Rule 14a-8 promulgated under the Exchange Act.

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  (27)     Financial Data Schedule.

         b)       Reports on Form 8-K

                  On June 17, 1998, the Company filed an 8-K to file restated financial statements to reflect the acquisition of Guaranty as of April 16, 1998. The acquisition was accounted for as a pooling-of-interests and therefore all historical financial information was restated.

                  On August 10, 1998, the Company filed an 8-K to file an amendment to the March 4, 1998 Agreement and Plan of Reorganization and Merger with UFSB which adopted a revised pricing structure in the event the average closing price of Triangle stock were less than $18.67.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   UNAUDITED


                                                                           June 30, 1998   December 31, 1997
                                                                           -------------   ------------------
ASSETS
Cash and due from banks                                                     $    60,168      $    54,162
Federal funds sold                                                                1,775            4,219
Interest-bearing deposits in banks                                                4,539           23,027
Securities available for sale                                                   394,439          432,722
Securities held to maturity, market value;
       $83,540 and $95,946                                                       82,336           94,793
Loans and Leases, less allowance for losses of
      $15,851 and $14,954                                                     1,044,864        1,018,556
Premises and equipment, net                                                      36,077           34,541
Interest receivable                                                              14,148           13,416
Deferred income taxes                                                             8,233            6,876
Intangible assets                                                                25,949           27,688
Other assets                                                                        535            1,616
                                                                            -----------      -----------
                        Total Assets                                        $ 1,673,063      $ 1,711,616
                                                                            ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                                                 195,008          192,997
     Interest-bearing demand                                                    161,943          175,322
     Savings and money market                                                   275,490          268,924
     Large denomination certificates of deposit                                 160,831          120,655
     Other time                                                                 527,792          526,688
                                                                            -----------      -----------
                        Total Deposits                                        1,321,064        1,284,586

Short-term debt                                                                  40,582           61,506
Federal Home Loan Bank advances                                                 140,300          195,300
Corporation obligated manditorily
     redeemable securities                                                       19,952           19,951
Interest payable                                                                  7,966            9,125
Other liabilities                                                                 7,622           10,656
                                                                            -----------      -----------
                         Total other liabilties                                 216,422          296,538
                                                                            -----------      -----------
                         Total liablities                                     1,537,486        1,581,124
                                                                            -----------      -----------
Commitments and contingencies*

SHAREHOLDERS' EQUITY

Common stock, no par value 50,000
     authorized;  21,529 shares and
     21,360 shares outstanding at June 30,
     1998 and December 31, 1997, respectively                                    82,557           81,290
Undivided profits                                                                55,040           48,899
Accumulated other comprehensive income                                           (2,020)             303
                                                                            -----------      -----------
                        Total shareholders' equity                              135,577          130,492
                                                                            -----------      -----------
                        Total liablities and shareholders' equity           $ 1,673,063      $ 1,711,616
                                                                            ===========      ===========

Standby  letters of credit  outstanding  at June 30, 1998 amounted to $5,135
The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      IN THOUSANDS (EXCEPT PER SHARE DATA)
                                   UNAUDITED



                                                For the three    For the three       For the six       For the six
                                                months ended     months ended        months ended      months ended
                                                June 30, 1998    June 30, 1997       June 30, 1998     June 30, 1997
                                                -------------    -------------       -------------     -------------
INTEREST INCOME
     Interest and fees on loans                     $24,393          $21,847          $48,131          $41,983
     Securities                                       7,100            5,566           14,987           11,226
     Interest bearing deposits                          181              240              436              398
     Federal funds sold                                 117               31              243               92
                                                    -------          -------          -------          -------
          Total interest income                      31,791           27,684           63,797           53,699

INTEREST EXPENSE:
     Large denomination certificates of deposit       2,441            1,703            4,640            3,413
     Other deposits                                  10,628           10,204           21,347           19,828
     Capital securities                                 469              139              938              139
     Short-term debt                                    462              275            1,027              534
     Other borrowed funds                             2,128            1,247            4,763            2,268
                                                    -------          -------          -------          -------
          Total interest expense                     16,128           13,568           32,715           26,182
                                                    -------          -------          -------          -------
Net interest income                                  15,663           14,116           31,082           27,517

Provision for loan losses                               855              978            2,006            1,569
                                                    -------          -------          -------          -------
Net interest income after
     provision for loan losses                       14,808           13,138           29,076           25,948
                                                    -------          -------          -------          -------
NONINTEREST INCOME:
     Service charges on deposit accounts              2,015            1,560            3,832            3,052
     Other commissions and fees                         721              406            1,367              878
     Gain on sale of securities                         433              410              471              493
     Trading gains, net                                --                182             --                492
     Gain on sale of loans                              344              110              543              195
     Gain on sale of branches                          --              2,000             --              2,000
     Other fee income                                   213               41              347              136
     Other operating income                             250              251              511              321
                                                    -------          -------          -------          -------
          Total noninterest income                    3,976            4,960            7,071            7,567
                                                    -------          -------          -------          -------
NONINTEREST EXPENSES:
     Salaries and employee benefits                   4,353            4,009            8,623            8,268
     Occupancy expenses                               1,015              864            2,086            1,702
     Furniture and equipment expenses                 1,045              684            1,923            1,357
     Professional fees                                  434              630              732            1,262
     Advertising and public relations                   385              367              620              679
     Office expenses                                    342              297              736              676
     Telephone and communication                        364              289              679              535
     Merger expense                                   1,167              144            1,361              149
     Amortization of intangible assets                  792              393            1,587              786
     Other operating expense                          1,709            1,457            3,226            2,882
                                                    -------          -------          -------          -------
     Total noninterest expenses                      11,606            9,134           21,573           18,296
                                                    -------          -------          -------          -------
Net income before taxes                               7,178            8,964           14,574           15,219

Income tax expense                                    2,425            3,302            4,910            5,634
                                                    -------          -------          -------          -------
Net income                                          $ 4,753          $ 5,662          $ 9,664          $ 9,585
                                                    =======          =======          =======          =======
Basic income per share data:
     Net income                                     $  0.22          $  0.27          $  0.45          $  0.45
     Average shares outstanding                      21,521           21,251           21,498           21,247
Diluted income per share data:
     Net income                                     $  0.21          $  0.26          $  0.43          $  0.44
     Average common equivalent shares                22,258           21,919           22,275           21,859

Cash dividends declared per share                   $  0.09          $  0.06          $  0.17          $  0.11


The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                    UNAUDITED

                                                                             JUNE 30,  JUNE 30,
                                                                              1998       1997
                                                                             -------   -------
Cash flows from operating activities:
         Net income                                                          $ 9,664   $ 9,585
Adjustments to reconcile net income to net cash provided by (used in)
  operations:
         Depreciation and amortization                                         3,130     1,304
         Accretion of discount on investment securities,
           net of amortization of premiums                                       870       448
         Provision for loan losses                                             2,006     1,569
         Gain on sale of investments                                            (471)     (493)
         Gain on trading securities                                               --      (492)
         Gain on disposal of premises and equipment                               (4)      119
         Gain on branch divestiture                                               --    (2,000)
         Net change in trading securities                                         --   (10,657)
         Mortgage loans held for sale:
             Originations                                                         --      (948)
             Sales                                                                --     3,716
         (Benefit) for deferred taxes                                            (50)      (25)
         Change in other assets and liabilities:
             Interest receivable                                                (732)   (1,683)
             Other assets                                                      1,080    (1,363)
              Interest payable                                                (1,159)      458
             Other liabilities                                                (2,397)    1,198
         Net cash provided by operating activities                            11,937       736
                                                                              ------    ------
Cash flows from investing activities:
         Proceeds from maturities and principal paydowns of securities AFS    44,153    25,957
         Proceeds from maturities and principal paydowns of securities HTM    26,896    23,495
         Proceeds from sales of investment securities AFS                     29,760   112,558
         Purchases of investment securities AFS                              (39,651) (122,083)
         Purchases of investment securities HTM                              (14,446)  (29,846)
         Net increase in loans made to customers                             (28,314) (101,975)
         Capital expenditures, bank premises and equipment                    (2,925)   (1,210)
         Proceeds from sale of premises and equipment                              4       329
         Net cash disposed in divestiture                                       --     (10,287)
                                                                             -------   -------
         Net cash provided by (used in) investing activities                  15,477  (103,062)
                                                                             -------   -------
Cash flows from financing activities:
         Net increase in deposit accounts                                     36,478    50,821
         Net decrease in short-term debt                                     (20,923)   18,998
         Net increase (decrease) in FHLB advances                            (55,000)   23,000
         Proceeds from issuance of corporation obligated securities            --       19,950
         Deferred debt issuance cost                                           --         (500)
         Repurchase of common stock                                             (846)   (1,374)
         Cash dividends paid                                                  (3,522)   (2,488)
         Cash issued for fractional shares                                       (20)
         Shares issued under stock plans                                       1,493       716
                                                                             -------   -------
         Net cash provided by financing activities                           (42,340)  109,123
                                                                             -------   -------
         Net increase (decrease) in cash and cash equivalents                (14,926)    6,797

         Cash and cash equivalents at beginning of period                     81,408    49,805
                                                                             -------   -------
         Cash and cash equivalents at end of period                          $66,482   $56,602
                                                                             =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the Three and Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)


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

         The interim consolidated financial statements as of and for the six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly, in all material respects, the consolidated financial position as of June 30, 1998 and 1997, and the results of operations and cash flows for the periods ended June 30, 1998 and 1997. The results for the interim periods are not necessarily indicative of what results will be for the year ended December 31, 1998.

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

         The Company's total comprehensive income for the six month periods ended June 30, 1998 and 1997 was $7,007,000 and $9,461,000, respectively. Information concerning the Company's other comprehensive income for the six month periods ended June 30, 1998 and 1997 is as follows:

                                                               (In thousands)
                                                               1998       1997
                                                             --------   --------
           Unrealized gains(losses) on available for sale
             securities                                      $(3,543)    $(291)

           Reclassification of gains recognized in
             net income                                         (310)     (316)

           Income tax benefit relating to unrealized gains
             (losses) on available for sale securities         1,196       (99)
                                                             ---------  --------
           Other comprehensive income                        $(2,657)   $ (124)
                                                             =========  ========

3.       Accounting for Derivative Instruments and Hedging Activities

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transactions. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

4.       Stock Split

         On June 30, 1998, the Company had a three for two stock split effected in the form of a 50% stock dividend. All share and per share information has been adjusted to reflect the stock split.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TRIANGLE BANCORP, INC.


Date: August 14, 1998                             /s/ Michael S. Patterson
                                                  ------------------------
                                                  Michael S. Patterson,
                                                  President and CEO


Date: August 14, 1998                             /s/ Debra L. Lee
                                                  -----------------------
                                                  Debra L. Lee,
                                                  Chief Financial Officer

                             TRIANGLE BANCORP, INC.
                                  EXHIBIT TABLE



                                                                   PAGE

 (27)    Financial Data Schedule