Form 10-Q
period 1998-09-30
TRIANGLE BANCORP INC
filed 1998-11-16
CIK 885576

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998



                        Commission file number - 0-21346


                             TRIANGLE BANCORP, INC.
             (Exact name of registrant as specified in its charter)


      North Carolina                                       56-1764546
      --------------                                       ----------
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

                           Telephone: (919) 881-0455
                           -------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock                                    25,151,112
      ------------                                    ----------
          Class                           Outstanding at November 10, 1998

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

      The Consolidated Balance Sheets for September 30, 1998 and December 31, 1997, the Consolidated Statements of Income for the three and nine month periods ended September 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997 have been included as attachments to this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

      During the third quarter of 1998, Triangle Bancorp, Inc. (the "Company") completed its acquisition of United Federal Savings Bank ("UFSB"). UFSB, headquartered in Rocky Mount, North Carolina, had $302 million in total assets. With this acquisition the Company is expanding into four new markets and increasing its presence in existing markets. UFSB also has an established mortgage origination business and provides mortgage servicing for itself and others. The merger was accounted for as a pooling of interests and therefore all prior period financial information has been restated to include UFSB.

Operating Results for the Three Months Ended September 30, 1998 and 1997

      The Company's net income, without nonrecurring items, for the three months ended September 30, 1998 was $6,094,000 an increase of 18% over the $5,174,000 earned in the same period last year. Diluted earnings per share increased 20%, to $.24 versus $.20 for the 1997 quarter. The return on average assets was 1.21% for 1998 compared to 1.12% in 1997. Return on average equity for the three months ended September 1998 was 14.95% in 1998 versus 14.11% for the same period in 1997.

      Including after-tax, nonrecurring merger-related expenses of $1.7 million associated with the acquisition of UFSB, the Company's net income for the three months ended September 30, 1998 was $4,439,000, compared to earnings of $4,958,000 for the same period in 1997 which included after-tax $216,000 in merger expenses. Diluted earnings per share were $0.17 compared to $0.19 for the same period in 1997. For the three months ended September 30, 1998 the annualized returns on average assets and equity were .88% and 10.89%, respectively compared to 1.08% and 13.52% for the same period in 1997.

      Net interest income increased to $19,018,000 for the quarter ended September 30, 1998 from $17,361,000 in the year ago period. The taxable equivalent yield on earning assets decreased slightly from the year ago period to 8.58% from 8.61% due to a 6 basis point (bp) drop in loan yields which was offset by an increase in the taxable equivalent investment yield. The cost of interest bearing liabilities decreased as well to 4.88% from 4.99% reflecting primarily rates on deposits. The net yield on earning assets for the three months ended September 30, 1998 was 4.32% versus 4.25% for same period last year.

      For the three months ended September 30, 1998, a loan loss provision of $1,223,000 was made compared to a provision of $1,291,000 for the same period in 1997. (For further discussion of loan quality, see the financial condition discussion.)

      Noninterest income for the three months ended September 30, 1998 was $4,451,000 compared to $3,691,000 for the same period in 1997, an increase of 21%. This increase is being driven by several factors including service charges, other commissions and fees (including mortgage origination fees, bank owned life insurance income and credit card fees), and gains on sales of government loans. Net servicing fees decreased from the year ago quarter due primarily to an increase in amortization related to mortgage prepayments.

      Recurring noninterest expenses increased by $1,016,000 for the three months ended September 30, 1998 compared to the same period in 1997 or 9%. These increases are primarily due to the growth of the Company including the August 1997 acquisition of ten branches ("1997 Branch Acquisition") which added ten branches and their related infrastructure and personnel; the construction of a new operations center which was completed in the first quarter of 1998; and the purchase of a mainframe computer completed in the second quarter of 1998. In the 1997 Branch Acquisition, a deposit premium was paid which is being amortized thus increasing amortization expense $195,000 for the three months ended September 30, 1998 compared to the same period in 1997.

Operating Results for the Nine Months Ended September 30, 1998 and 1997

      The Company's recurring net income for the nine months ended September 30, 1998 was $17,758,000, compared to $14,526,000 for the same period in 1997.
      This represents an increase of 22%. Diluted earnings per share were $.69 compared to $0.57 for the same period in 1997. The annualized returns on average assets and equity were 1.19% and 14.98%, respectively, compared to 1.14% and 13.47% for the same period in 1997.

      Including after-tax nonrecurring merger expenses of $2,653,000, the Company's net income for the nine months ended September 30, 1998 was $15,105,000, compared to earnings of $15,495,000 for the same period in 1997. The 1997 period includes after-tax nonrecurring net gains of $969,000. Diluted earnings per share were $0.58 compared to $0.61 for the same period in 1997. For the nine months ended September 30, 1998 the annualized returns on average assets and equity were 1.01% and 12.74%, respectively, compared to 1.21% and 14.36% for the same period in 1997.

      Net interest income increased to $55,985,000 for the nine months ended September 30, 1998 from $49,706,000. The taxable equivalent yield on earning assets decreased slightly from the year ago period to 8.63% from 8.68%. Loan yields decreased 14 bp over the year ago period with taxable equivalent investment yields increasing. The cost of interest bearing liabilities decreased as well to 4.94% from 4.96%. Net yield on earning assets declined to 4.29% for the nine months ended September 30, 1998 versus 4.36% for the same period last year.

      For the nine months ended September 30, 1998, a loan loss provision of $3,829,000 was made compared to a provision of $3,490,000 for the same period in 1997. (For further discussion of loan quality, see the financial condition discussion.)

      Recurring noninterest income for the nine months ended September 30, 1998 was $12,957,000 compared to $11,113,000 for the same period in 1997, an increase of 17%. The increase is due to service charges, other commissions and fees, including mortgage originations, and gains on sales of government loans. These increases were offset by decreases in mortgage servicing fees, net of amortization, and a decrease in securities gains over the year ago period.

      Recurring noninterest expenses for the nine months ended September 30, 1998 was $3,356,000 or 10% over the same period in 1997. These increases are primarily due to the growth of the Company through the t 1997 Branch Acquisition which added ten branches and their related infrastructure and personnel. In the 1997 Branch Acquisition, a deposit premium was paid which is being amortized thus increasing amortization expense $996,000 for the nine months ended September 30, 1998 compared to the same period in 1997.

Financial Condition

      Total assets increased to $2,026 million at September 30, 1998 versus $2,016 million at December 31, 1997. Net loans grew $51 million to $1.3 billion as of September 30, 1998. This loan growth was funded by security maturities and mortgage backed securities paydowns throughout the year. Also, interest bearing funds in banks have been reduced to fund loan growth. In August 1998, the Company purchased $20 million in bank owned life insurance increasing other assets significantly.

      The Company continued to maintain strong loan and lease loss reserves during the period with the loan loss reserves at September 30, 1998 being 1.44% of total loans and leases and 145% of nonperforming loans. Nonperforming assets to total loans plus other real estate owned were .99% on September 30, 1998 compared to .71% as of December 31, 1997. Net charge-offs were .18% for the nine month period ended September 30, 1998 versus .21% in the same period in 1997. A summary of certain information related to the loan loss reserves and nonperforming assets as of September 30, 1998 follows:


            RESERVE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                              (Dollars in Thousands)

Analysis of Reserve for Loan Losses:

Beginning Balance, January 1, 1998                                 $ 17,797
                                                                   --------
Deduct charge-offs:
      Commercial financial and agricultural                           1,529
      Installment loans to individuals                                  705
      Credit card and related plans                                     513
                                                                   --------
                                                                      2,747

Add recoveries:
      Commercial, financial and agricultural                            180
      Real estate                                                        23
      Installment loans to individuals                                  170
      Credit card and related plans                                      53
                                                                   --------
                                                                        426
                                                                   --------
Net charge-offs                                                       2,321

Additions charged to operations                                       3,829
                                                                   --------
Ending Balance,  September, 30 1998                                 $19,305
                                                                    =======

Ratio of net charge-offs to average loans outstanding during
   the period                                                          0.18%

Analysis of Nonperforming Assets:

Nonaccrual loans:
      Commercial, financial and agricultural                        $ 1,584
      Real estate, construction and land development                  3,158
      Installment loans to individuals                                   82
                                                                   --------
                                                                      4,824
Loans contractually past due 90 days or more
     as to principal or interest                                      6,879
Foreclosed assets                                                     1,607
                                                                   --------
TOTAL                                                              $ 13,310
                                                                   ========


Financial Condition (Continued)

      Total deposits were $1,608 million as of September 30, 1998 compared to $1,550 million at December 31, 1997, an increase of $58 million. The areas of deposit increases have been in time deposits greater than $100,000, savings and money market deposits and noninterest bearing deposits. These deposits were used to fund maturing Federal Home Loan Bank (FHLB) advances over the same time period. FHLB advances decreased $65 million from December 31, 1997 to September 30, 1998.

      Short-term debt was $68 million at September 30, 1998 consisting of $34 million in federal funds purchased, $15 million in securities sold to repurchase and $19 million in masternotes. At December 31, 1997, the Company had short-term of $61.5 million with $24.8 million in federal funds sold, $20.6 million in securities sold to repurchase and $15.7 million in masternotes.

Capital

      The adequacy of capital is reviewed regularly, in light of current plans and economic conditions, to ensure that sufficient capital is available for current and future needs, to minimize the Company's cost of capital and to assure compliance with regulatory requirements. In June 1997, the Company formed a Delaware business trust subsidiary which issued $20 million in Trust Securities, all of which may be counted as Tier 1 capital by the Company. The Company considers the Trust Securities, which bear interest at the rate of 9.375% per annum and have a maturity of 30 years, to be a relatively inexpensive source of capital. The Company's capital ratios as of September 30, 1998 were as follows:

                                               Actual     Required   Excess
                                               Percent     Percent   Percent
                                               -------     -------   -------
      Tier 1 Capital to Risk Based Assets       10.22%      4.00%     6.22%

      Total  Capital to Risk Based Assets       11.47%      8.00%     3.47%

      Leverage Ratio                             7.95%      4.00%     3.95%

Impact of Year 2000 Issue

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, many automated applications may fail to function properly or may cease to function unless corrected or replaced.

      The Company is a "turnkey" institution; it does not write or develop any of its own computer applications, but instead purchases or licenses its applications from third party vendors. The Company has adopted a plan which calls for the Company's applications to properly process dates in the year 2000 and beyond by April 30, 1999. As a "turnkey" institution, the Company is in dialogue with all of its vendors as to their preparedness for Year 2000. In addition, the Company has hired an independent consultant to assist it in all phases of its Year 2000 plan.

      As of September 30, 1998, the Company had completed its assessment of its existing computer systems and applications and had identified 32 mission critical applications. As of September 30, 1998, the Company had begun renovation, validation and implementation of several of its missions critical applications. Renovation for the remaining mission critical applications is to be completed by December 31, 1998, and by March 31, 1999 for non-mission critical functions. Validation and implementation of all functions, both mission critical and non-mission critical, are to be completed by April 30, 1999. As validation of a function occurs, the Company will develop a contingency plan for each function. As of September 30, 1998 the Company had begun contingency planning for several functions.

      The Company has budgeted $1,000,000 for the Year 2000 plan, with approximately $50,000 for 1997, $750,000 for 1998 and $200,000 for 1999.
      As of September 30, 1998, the Company has spent approximately $40,000 and $332,000 in 1997 and 1998, respectively, on Year 2000 issues. The Company does not expect the costs of this process to be material to its financial condition or results of operations.

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

        None.

Item 5. Other Information

        Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

           (27) Financial Data Schedule

        b) Reports on Form 8-K

           On August 10, 1998, the Company filed an 8-K to report an amendment to the March 4, 1998 Agreement and Plan of Reorganization and Merger with UFSB which adopted a revised pricing structure in the event the average closing price of Triangle stock were less than $18.67.

           On September 1, 1998, the Company filed an 8-K to report a second amendment to the March 4, 1998 Agreement and Plan of Reorganization and Merger with UFSB which fixed the exchange ration.

           On September 29, 1998, the Company filed an 8-K to report the completion of the acquisition of UFSB.

                                                                       September 30, 1998     December 31, 1997
                                                                       ------------------     -----------------
ASSETS
Cash and due from banks                                                       $ 65,434             $ 59,938
Federal funds sold                                                                   -                4,219
Interest-bearing deposits in banks                                               4,593               34,195
Securities available for sale                                                  421,403              446,295
Securities held to maturity, market value;
       $93,365 and $101,979                                                     91,339              100,666
Loans and Leases, less allowance for losses of
      $19,305 and $17,797                                                    1,323,691            1,273,139
Premises and equipment, net                                                     41,216               40,281
Interest receivable                                                             16,756               15,687
Deferred income taxes                                                            8,901                7,763
Intangible assets                                                               25,078               27,688
Other assets                                                                    27,196                5,766
                                                                       ----------------       --------------
                        Total Assets                                       $ 2,025,607          $ 2,015,637
                                                                       ================       ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                                                215,514              199,746
     Interest-bearing demand                                                   184,265              192,577
     Savings and money market                                                  306,494              288,977
     Large denomination certificates of deposit                                193,087              156,536
     Other time                                                                708,954              712,404
                                                                       ----------------       --------------
                        Total Deposits                                       1,608,314            1,550,240

Short-term debt                                                                 68,350               61,511
Federal Home Loan Bank advances                                                140,300              205,300
Corporation obligated manditorily
     redeemable securities                                                      19,952               19,951
Custodial accounts for loans serviced                                            8,406                5,197
Interest payable                                                                 9,671                9,380
Other liabilities                                                                8,657               11,587
                                                                       ----------------       --------------
                         Total other liabilities                               255,336              312,926
                                                                       ----------------       --------------
                         Total liabilities                                   1,863,650            1,863,166
                                                                       ----------------       --------------

Commitments and contingencies*

SHAREHOLDERS' EQUITY

Common stock, no par value 50,000
     authorized;  25,172 shares and
     24,839 shares outstanding at September 30,
     1998 and December 31, 1997, respectively                                   86,959               84,886
Undivided profits                                                               76,269               67,217
Accumulated other comprehensive income                                          (1,271)                 368
                                                                       ----------------       --------------
                        Total shareholders' equity                             161,957              152,471
                                                                       ----------------       --------------
                        Total liabilities and shareholders' equity         $ 2,025,607          $ 2,015,637
                                                                       ================       ==============


*Standby letters of credit outstanding at September 30, 1998 amounted to $5,135. The accompanying notes are an integral part of the consolidated financial statements.

                                                For the three         For the three         For the nine           For the nine
                                                months ended           months ended          months ended          months ended
                                             September 30, 1998     September 30, 1997    September 30, 1998    September 30, 1997
                                             ------------------     ------------------    ------------------    ------------------
INTEREST INCOME
     Interest and fees on loans                     $ 31,019            $ 28,500               $ 91,047               $ 79,648
                                             ------------------     ------------------    ------------------    ------------------
     Securities                                        7,293               6,289                 22,958                 19,017
     Interest bearing deposits                           387               1,003                  1,358                  1,734
     Federal funds sold                                   18                  38                     56                    131
          Total interest income                       38,717              35,830                115,419                100,530

INTEREST EXPENSE:
     Large denomination certificates of deposit        2,857               2,140                  8,558                  6,350
     Other deposits                                   13,601              13,512                 40,761                 38,710
     Capital securities                                  469                 465                  1,408                    604
     Short-term debt                                     667               1,204                  1,716                  2,131
     Federal Home Loan Bank advances                   2,105               1,148                  6,991                  3,029
                                             ------------------     ------------------    ------------------    ------------------
          Total interest expense                      19,699              18,469                 59,434                 50,824
                                             ------------------     ------------------    ------------------    ------------------

Net interest income                                   19,018              17,361                 55,985                 49,706

Provision for loan losses                              1,223               1,291                  3,829                  3,490
                                             ------------------     ------------------    ------------------    ------------------
Net interest income after
     provision for loan losses                        17,795              16,070                 52,156                 46,216
                                             ------------------     ------------------    ------------------    ------------------
NONINTEREST INCOME:
     Service charges on deposit accounts               2,104               1,740                  6,233                  5,043
     Mortgage servicing fees, net of amortization        105                 263                    527                    854
     Other commissions and fees                          960                 664                  2,758                  1,844
     Gain on sale of securities                          447                 282                    919                  1,266
     Trading gains, net                                    -                 189                      -                    681
     Gain on sale of government loans                    236                  87                    779                    282
     Gain on sale of mortgage loans                      148                  69                    416                    267
     Gain on sale of branches                              -                   -                      -                  2,000
     Other fee income                                    193                 151                    543                    290
     Other operating income                              258                 246                    782                    586
                                             ------------------     ------------------    ------------------    ------------------
          Total noninterest income                     4,451               3,691                 12,957                 13,113
                                             ------------------     ------------------    ------------------    ------------------

NONINTEREST EXPENSES:
     Salaries and employee benefits                    5,693               5,448                 16,874                 16,167
     Occupancy expenses                                1,247               1,090                  3,711                  3,190
     Furniture and equipment expenses                  1,259                 925                  3,501                  2,521
     Professional fees                                   637                 817                  1,815                  2,420
     Advertising and public relations                    351                 442                  1,005                  1,298
     Office expenses                                     366                 525                  1,261                  1,382
     Telephone and communication                         339                 312                  1,166                    995
     Merger expense                                    2,741                 337                  4,373                    486
     Amortization of intangible assets                   794                 599                  2,381                  1,385
     Other operating expense                           2,239               1,751                  6,253                  5,253
                                             ------------------     ------------------    ------------------    ------------------
     Total noninterest expenses                       15,666              12,246                 42,340                 35,097
                                             ------------------     ------------------    ------------------    ------------------

Net income before taxes                                6,580               7,515                 22,773                 24,232

Income tax expense                                     2,141               2,557                  7,668                  8,737
                                             ------------------     ------------------    ------------------    ------------------

Net income                                           $ 4,439             $ 4,958               $ 15,105               $ 15,495
                                             ==================     ==================    ==================    ==================


Basic income per share data:
     Net income                                       $ 0.18              $ 0.20                 $ 0.60                 $ 0.63
     Average shares outstanding                       25,149              24,634                 25,093                 24,638
Diluted income per share data:
     Net income                                       $ 0.17              $ 0.19                 $ 0.58                 $ 0.61
     Average common equivalent shares                 25,823              25,638                 25,861                 25,548

Cash dividends declared per share                     $ 0.08              $ 0.06                 $ 0.23                 $ 0.17

       The accompanying notes are an integral part of the consolidated financial statements.

                              TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            IN THOUSANDS
                                             UNAUDITED

                                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                                               1998                 1997
                                                                               ----                 ----
Cash flows from operating activities:
       Net income                                                           $ 15,105              $ 15,495
Adjustments to reconcile net income to net cash provided by (used in)
  operations:
       Depreciation and amortization                                           5,999                 3,989
       Accretion of discount on investment securities,
         net of amortization of premiums                                       1,062                   777
       Provision for loan losses                                               3,829                 3,490
       Gain on sale of investments                                              (919)               (1,266)
       Gain on trading securities                                                  -                  (681)
       Gain on sale of branches                                                    -                (2,000)
       Net change in trading securities                                            -                42,548
       Mortgage loans held for sale:
           Originations                                                      (30,550)              (22,821)
           Sales                                                              31,155                27,347
       Provision (benefit) for deferred taxes                                     50                  (534)
       Change in other assets and liabilities:
           Interest receivable                                                (1,069)               (3,297)
           Other assets                                                      (21,791)                   81
            Interest payable                                                     292                   394
           Other liabilities                                                  (2,144)                2,200
                                                                         -----------      ----------------
       Net cash provided by (used in) operating activities                     1,019                65,722
                                                                         -----------      ----------------
Cash flows from investing activities:
       Proceeds from maturities and principal paydowns of securities AFS      69,059                32,945
       Proceeds from maturities and principal paydowns of securities HTM      30,602                33,861
       Proceeds from sales of investment securities AFS                       56,428               281,776
       Purchases of investment securities AFS                               (102,076)             (329,866)
       Purchases of investment securities HTM                                (22,610)              (33,167)
       Net increase in loans made to customers                               (54,986)             (181,114)
       Capital expenditures, bank premises and equipment                      (3,666)               (4,707)
       Cost of loan servicing rights                                            (452)                 (813)
       Net cash disposed in divestiture                                            -               (10,287)
       Net cash acquired in acquisition                                            -               113,301
                                                                         -----------      ----------------
       Net cash provided by (used in) investing activities                   (27,701)              (98,071)
                                                                         -----------      ----------------
Cash flows from financing activities:
       Net increase in deposit accounts                                       58,075                49,635
       Net decrease in short-term debt                                         6,844                (4,768)
       Net increase (decrease) in FHLB advances                              (65,000)               12,000
       Net increase in custodial accounts                                      3,209                 6,268
       Proceeds from issuance of corporation obligated securities                  -                19,950
       Deferred debt issuance cost                                                 -                  (621)
       Repurchase of common stock                                             (1,508)               (2,244)
       Cash dividends paid                                                    (6,052)               (4,420)
       Shares issued under stock plans                                         2,789                 1,100
                                                                         -----------      ----------------
       Net cash provided (used) by financing activities                       (1,643)               76,900
                                                                         -----------      ----------------
       Net increase (decrease) in cash and cash equivalents                  (28,325)              44,551

       Cash and cash equivalents at beginning of period                       98,352               60,383
                                                                         -----------      ----------------
       Cash and cash equivalents at end of period                           $ 70,027              $104,934
                                                                         ===========      ================

       The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         For the Three and Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)


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

      The interim consolidated financial statements as of and for the three and nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly, in all material respects, the consolidated financial position as of September 30, 1998 and 1997, and the results of operations and cash flows for the periods ended September 30, 1998 and 1997. For the nine month periods ended September 30, 1998 and September 30, 1997, $4.4 million and $486,000, respectively, in pre-tax non-recurring expenses relating to mergers and acquisitions were recognized. The results for the interim periods are not necessarily indicative of what results will be for the year ended December 31, 1998.

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

      The Company's total comprehensive income for the nine month periods ended September 30, 1998 and 1997 was $13.466 and $16.080 respectively. Information concerning the Company's other comprehensive income for the nine month periods ended September 30, 1998 and 1997 is as follows:

                                                                  (In thousands)
                                                                1998        1997
                                                                ----        ----
            Unrealized gains(losses) on available for sale
                  securities                                  $(2,035)   $ 1,444

            Income tax benefit relating to unrealized gains


                  (losses) on available for sale securities        396      (859)
                                                               -------   -------
            Other comprehensive income                         $(1,639)  $   585
                                                               =======   =======

3.    Accounting for Derivative Instruments and Hedging Activities

      On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transactions. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 , however the Company has chosen to adopt FAS 133 October 1, 1998. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

4. Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale

      Statement of Financial Accounting Standards No,. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued in October 1998. This Statement amends existing classification and accounting treatment of mortgage-backed securities, retained after mortgage loans held for sale are securitized, for entities engaged in mortgage banking activities. These securities previously were classified and accounted for as trading and now may be classified as held to maturity or available for sale. This statement is effective for the first fiscal quarter beginning after December 15, 1998. SFAS 134 is not expected to have a material effect on the Company's financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TRIANGLE BANCORP, INC.

Date: November 16, 1998                         /s/ Michael S. Patterson
                                                ---------------------------
                                                Michael S. Patterson,
                                                President and CEO


Date: November 16, 1998                         /s/ Debra L. Lee
                                                ---------------------------
                                                Debra L. Lee,
                                                Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRIANGLE BANCORP, INC.


Date: November 16, 1998                         BY:
                                                ---------------------------
                                                Michael S. Patterson,
                                                President and CEO


Date: November 16, 1998                         BY:
                                                ---------------------------
                                                Debra L. Lee,
                                                EVP/Chief Financial Officer

                             TRIANGLE BANCORP, INC.
                                  EXHIBIT TABLE


                                                PAGE


(27)  Financial Data Schedule