Form 10-K
period 1998-12-31
TRIANGLE BANCORP INC
filed 1999-03-24
CIK 885576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


     X         ANNUAL REPORT UNDER Section 13 or 15 (d) OF THE SECURITIES
--------       EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998, or

               TRANSITION REPORT Pursuant to Section 13 or 15(d) of THE
--------       SECURITIES EXCHANGE ACT of 1934

Commission File Number 0-21346

                             TRIANGLE BANCORP, INC.
                             ----------------------
             (Exact Name of Registrant as specified in its Charter)


              NORTH CAROLINA                               56-1764546
              --------------                               ----------
       (State or other jurisdiction                       (I.R.S. Employer
             of incorporation)                          Identification No.)

            4300 Glenwood Avenue
           Raleigh, North Carolina                            27612
           -----------------------                            -----
  (Address of principal executive offices)                  (Zip Code)

                                 (919) 881-0455
                                 --------------
               (Registrant's Telephone Number Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock - No Par Value
                           ---------------------------
                                (Title of Class)

               Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X             NO
     ------              ------

               Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___________

               The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1999, based upon the closing price of the Common Stock ($16.1875) on March 5, 1999, was approximately $368,700,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 1999, 25,213,945 shares of no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

               The 1998 Annual Report to Shareholders (the "Annual Report to Shareholders") is incorporated by reference into Part II hereof.

               The definitive Proxy Statement for the 1999 Annual Shareholders Meeting (the "Proxy Statement") is incorporated by reference into Part III hereof.

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

               As a bank holding company, the Corporation's primary business is that of owning the capital stock of the Banks and Coastal Leasing and promoting the general development of its business. At December 31, 1998, the Corporation had consolidated assets of approximately $2.1 billion and was the eighth largest banking organization headquartered in North Carolina.

RECENT ACQUISITIONS

               On April 16, 1998, the Corporation acquired Guaranty State Bancorp ("Guaranty State") and its commercial bank subsidiary, Guaranty State Bank, both located in Durham, North Carolina. The acquisition of Guaranty State added approximately $103 million in assets, $77 million in loans, $89 million in deposits, and $12 million in shareholders' equity and four branches in Durham, North Carolina.

               On September 17, 1998, Triangle acquired United Federal Savings Bank, Rocky Mount, North Carolina ("United Federal"), a federally-chartered savings bank whose deposits are insured by the Savings Association Insurance Fund of the FDIC. The United Federal acquisition added approximately $302 million in assets, $248 million in loans, $266 million in deposits, and $22 million in shareholders' equity and eight branches in eastern North Carolina and two mortgage origination offices located in Charlotte and Wilmington, North Carolina.

               As both the Guaranty State and United Federal acquisitions were accounted for using the pooling-of-interests method of accounting, all historical information has been restated to reflect both entities. As a result, the Corporation's total assets and net income as of and for the year ended December 31, 1997, have been restated from $1.6 billion to $2 billion and from $16.6 million to $19.5 million, respectively.

               In addition, it is anticipated that the Corporation will continue to investigate and hold discussions and negotiations in connection with possible acquisitions of, or combinations with, other banks and financial service entities. As of the date hereof, the Corporation has not entered into any agreements or understandings with respect to any such transactions.

TRUST SECURITIES ISSUANCE

               In May 1997, the Corporation caused a Delaware statutory business trust subsidiary to be created which issued trust preferred securities in the amount of $19.33 million to eight qualified institutional buyers, and $619,000 in trust common securities to the Corporation (collectively, the "Trust Securities"), both sales occurring on June 3, 1997. The Trust Securities have a maturity of 30 years, pay dividends at the rate of 9.375% and are treated as tier 1 capital by the Corporation. To fund the trust, the Corporation sold to the trust $19.95 million of junior subordinated notes with a yield and maturity identical to the Trust Securities. Holders of the Trust Securities are entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable semi-annually in arrears on the first day of June and December of each year, commencing December 1, 1997, at an annual rate equal to 9.375%. The distribution rate and distribution payment dates of the Trust Securities correspond to the interest rate and interest payment dates of the junior subordinated debentures, which are the sole assets of the trust. The Corporation, through various agreements, has irrevocably and unconditionally guaranteed all of the trust's obligations under the Trust Securities regarding the payment of distributions and payment on liquidation or redemption of the Trust Securities, but only to the extent of funds held by the trust. The Trust Securities are subject to mandatory redemption in whole, but not in part, upon repayment of the junior subordinated debentures at their stated maturity or upon their early redemption. The junior subordinated debentures may be redeemed prior to their stated maturity upon the occurrence of certain events or at the option of the Corporation on or after June 1, 2007. The Corporation caused the Trust Securities to be issued because they are a relatively inexpensive form of regulatory capital for the Corporation. The sale of the Trust Securities was effected in a transaction exempt from the registration requirements of the Securities Act of 1933. In November 1997, the trust preferred securities sold to institutional buyers were registered under the Securities Act of 1933 and an exchange offer conducted whereby all but $1.0 million of such trust preferred securities were exchanged for registered securities.

BUSINESS OF THE CORPORATION

               BANKING. The Corporation's largest subsidiary is Triangle Bank. Triangle Bank, headquartered in Raleigh, North Carolina, and Mecklenburg, headquartered in Charlotte, North Carolina, are both chartered as state banks under the laws of the State of North Carolina and are members of the Federal Reserve System (the "Federal Reserve"). Deposit insurance is provided by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") of the FDIC. The sole business of the Banks is to provide banking services to businesses and individuals in the communities they serve through 69 branches of Triangle Bank in eastern and south-central North Carolina and three branches of Mecklenburg in Charlotte, North Carolina. The Banks primarily serve small and medium-sized businesses as well as consumers within their markets.

               Triangle Bank began business on January 4, 1988. On June 30, 1991, Enterprise Bancorp, Inc., a North Carolina bank holding company, and its wholly-owned subsidiary, Enterprise Bank, National Association, merged into Triangle Bank, adding approximately $34 million in assets to Triangle Bank. On December 28, 1993, New East Bancorp, a North Carolina holding company, and its wholly-owned subsidiaries, New East Bank of the Albemarle, New East Bank of the Cape Fear, New East Bank of Goldsboro, New East Bank of Greenville and New East Bank of New Bern, merged into Triangle Bank, adding approximately $131 million in assets to the Bank. Triangle Bank merged with Columbus National Bank, Standard Bank and Trust, Unity Bank and Trust Co. and The Village Bank as well as acquiring three branch offices from NationsBank during 1995, adding approximately $409 million in assets. Triangle Bank's wholly-owned subsidiary, Unity Financial Services (acquired through Unity Bank and Trust Co. merger), changed its name to Triangle Investment Services in October 1995. This subsidiary provides brokerage services. Triangle Bank merged with Granville United Bank in October 1996, acquired four branches from First Union in January 1996 and completed a branch swap transaction in June 1996. In June 1997, Triangle Bank sold two branches in Sanford, North Carolina and in August 1997 acquired 10 branches as a result of the UCB/BB&T merger adding a net of

$174 million in deposits and $52 million in loans. In 1998, Triangle Bank merged with Guaranty Sate Bank and United Federal. Through the acquisition of United Federal, Triangle Bank began a sizeable mortgage loan operation, which services are offered through Triangle Bank branches as well as mortgage loan production offices in Charlotte and Wilmington, North Carolina.

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

               DEPOSITS. The Banks offer a variety of deposit accounts, including savings, checking and time deposits of various types ranging from daily "money market" accounts to longer-term certificates of deposit. Retirement accounts, such as Individual Retirement Accounts, are also offered. At December 31, 1998, Triangle Bank and Mecklenburg had deposits of approximately $1.5 billion and $181 million, respectively. The Banks seek to maintain stability in their deposits by establishing direct relationships with their depositors. In addition, in the fourth quarter of 1998, the Banks, in compliance with FDIC regulations, began accepting a limited amount of brokered deposits pursuant to agreements with regional brokerage firms. These brokered deposits are part of the Banks' asset-liability management plan and provide a source of deposits without creating disintermediation in the Banks' deposit accounts.

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

               Real estate development and construction loans accounted for approximately 13% of the Banks' loans at December 31, 1998. In addition, when loans that are substantially secured by real estate are taken into account, loans secured in full or in part by real estate constituted approximately 73% of the outstanding loans at December 31, 1998. The Banks closely monitor their loan portfolios and believe their current loan loss reserves adequately reflect problem loans that have been identified to date.

               LEASING. The Corporation conducts leasing activities through its wholly-owned subsidiary, Coastal Leasing. Coastal Leasing is headquartered in Greenville, North Carolina and operates four offices in addition to its Greenville office. At December 31, 1998, Coastal Leasing had approximately $28 million in total assets, $28 million in leases, and $3.8 million in shareholders' equity. Coastal Leasing began business in 1971 in Greenville, North Carolina, opening its other offices in eastern North Carolina and tidewater Virginia over the years as its business grew. Coastal engages in business equipment leasing. Coastal's leasing activities complement the financing activities of the Banks and provide alternatives to small business customers of the Banks.

               INVESTMENTS. The Corporation and its subsidiaries seek to maintain liquidity by maintaining investments in liquid securities. Currently, investments include primarily collateralized mortgage obligations, United States Treasury obligations and federal agency and municipal securities. At December 31, 1998, the average maturity, based on contractual maturities, of the Corporation's available for sale and held to maturity investment portfolios were approximately 9.9 and 5.1 years, respectively.

               COMPETITION. Commercial banking in North Carolina is extremely competitive, due in large part to statewide and interstate branching and banking. Currently, many of the Corporation's banking competitors are significantly larger and have greater resources than the Corporation. The Corporation continues to encounter significant competition from a number of sources, including bank holding companies, commercial banks, thrift and savings and loan institutions, credit unions, and other financial institutions and financial intermediaries. Among commercial banks, Triangle Bank and Mecklenburg compete in their market areas with some of the largest banking organizations in the state, several of which have as many as 200 to 300 branches in North Carolina and many billions in assets. The Banks also compete for interest-bearing funds with a number of investment alternatives, including brokerage firms, "money-market" mutual funds, insurance companies, government and corporate bonds, and other securities. Competition with the Banks is not limited to financial institutions based in North Carolina. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Banks' competitors. Consequently, many of the Banks' competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers, such as trust services that the Banks do not offer. As a result of the interstate banking legislation, the Banks' markets are open to future penetration by banks located in other states thereby increasing competition.

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

               EMPLOYEES. At December 31, 1998, the Corporation's subsidiaries employed 590 full-time employees and 185 part-time employees. None of its employees are covered by a collective bargaining agreement. The Corporation believes its subsidiaries' relationships with their employees to be good.

               The Corporation has a 401(k) plan for substantially all of its and its subsidiaries' employees. The Corporation has an Omnibus Stock Plan which provides qualified incentive stock options for key officers and employees of the Corporation and its subsidiaries, and non-qualified stock options for directors and certain officers of the Corporation and its subsidiaries. The Omnibus Stock Plan also enables the Corporation to offer restricted stock awards and other forms of stock compensation, if desired by the Corporation. The Corporation also has an employee stock purchase plan which allows employees to purchase the Corporation's stock at a 15% discount from the stock's fair market value through payroll deductions. The Corporation also has change of control agreements and employment agreements that contain "change of control" provisions with certain officers that would benefit such officers in the event of a change of control of the Corporation and its subsidiaries.

PROPERTIES
               The Corporation's executive offices are located at 4300 Glenwood Avenue, Raleigh, North Carolina. The Corporation owns the four-story, 27,000 square foot building which was purchased and renovated by the Corporation in 1996. The executive office building also serves as the headquarters of Triangle Bank and houses a branch of Triangle Bank. Triangle Bank operates 69 branch locations of which 27 are either leased buildings or property on which Triangle Bank has branch offices. Mecklenburg's headquarters office is located at 2000 Randolph Road, Charlotte, North Carolina, which building is a two-story, 10,000 square foot building owned by Mecklenburg. Mecklenburg operates two other branches in Charlotte, both of which are owned by Mecklenburg. Coastal is headquartered at 2820 East Tenth Street, Greenville, North Carolina, in a one-story, 5,000 square foot building. Coastal leases all of its offices. In addition, the Corporation owns two buildings, with an aggregate of approximately 28,000 square feet, which house its operations center in Selma, North Carolina. The Corporation believes its facilities and those of its subsidiaries are adequate for their business needs.

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

               Under the Interstate Banking Law, beginning on June 1, 1997, banks have been permitted to merge with one another across state lines, subject to concentration, capital and Community Reinvestment Act requirements and regulatory approval. Only Texas and Montana have opted out of interstate branching through legislation. A state can also choose to permit out-of-state banks to open new branches within its borders. In addition, if a state chooses to allow interstate acquisition of branches, then an out-of-state bank also may acquire branches by merger.

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

               The Federal Reserve also has adopted a minimum (leverage) ratio of Tier 1 capital to total assets of 4%. The 4% Tier 1 capital to total assets ratio constitutes the leverage standard for bank holding companies and state member banks, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations. In proposing such standards, the Federal Reserve emphasized that in all cases the suggested standards are supervisory minimums and that an institution would be permitted to maintain such minimum levels of capital only if it were a strong banking organization, rated composite one under the CAMEL rating system for banks or the BOPEC rating system for bank holding companies. The Federal Reserve noted that most expansion-oriented banking organizations have maintained leverage capital ratios of between 4% and 5% of total assets, and it is likely that these ratios will be applied to the Corporation. At December 31, 1998, the Corporation had not been advised by the Federal Reserve of a minimum leverage capital ratio requirement specifically applicable to it.

               As of December 31, 1998 the Corporation had Tier I risk-adjusted, total regulatory capital and leverage capital of approximately 10.2%, 11.4% and 7.9%, respectively, all in excess of the minimum requirements.

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

               The great majority of the deposit accounts of the Banks are insured by the BIF of the FDIC up to a maximum of $100,000 per insured depositor. At December 31, 1998, approximately $32 million of Mecklenburg's deposits were insured by the SAIF as those deposits were acquired by Mecklenburg from a SAIF-insured savings bank and approximately $266 million of Triangle Bank's deposits were insured by the SAIF due to Triangle Bank's acquisition of United Federal in September 1998. The FDIC issues regulations and conducts periodic examinations, requires the filing of reports, and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies, and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer, or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties, or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

               Although the Corporation is not subject to any direct legal or regulatory restrictions on dividends (other than the requirements under the North Carolina corporation laws that a distribution may not be made if, after giving effect to it, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation's total assets would be less than its liabilities), the Corporation's ability to pay cash dividends is dependent upon the amount of dividends paid by its subsidiaries. The ability of the Banks to pay dividends to the Corporation is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level. Federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment is deemed to constitute an unsafe and unsound practice.

               Like the Corporation, the Banks are required by federal regulations to maintain certain minimum capital levels. The levels required of the Banks are the same as required for the Corporation. At December 31, 1998, Triangle Bank had Tier I risk-adjusted, total regulatory capital and leverage capital of approximately 9.4%, 10.6% and 7.3%, respectively, all in excess of the minimum requirements. Similarly, Mecklenburg had Tier I risk-adjusted, total regulatory capital and leverage capital of approximately 12.1%, 13.1% and 9.5%, respectively, all in excess of the minimum requirements.

               The Banks are subject to insurance assessments imposed by the FDIC. Effective January 1, 1997, the FDIC adopted a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution's average assessment base, applicable to institutions insured by both the BIF and the SAIF. The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is based on whether the institution is considered "well capitalized", "adequately capitalized" or "under capitalized", as such terms are defined in the applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The FDIC also is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and, beginning in 1997, all banks pay additional annual assessments at the rate of .013% of their average assessment base. In recent years, there have been various proposals to merge the SAIF and the BIF insurance funds of the FDIC. One of the principal issues is the amount of additional funds needed to recapitalize the SAIF prior to the merger. In September 1996, a one-time special assessment was levied on SAIF-insured deposits (including such deposits held by commercial banks) at the rate of .657% on all SAIF-insured deposits held as of March 31, 1995; however, Mecklenburg was not assessed the special assessment on its SAIF-insured deposits due to a regulatory exemption obtained by Essex Savings Bank, FSB from whom Mecklenburg obtained the deposits. It cannot be predicted as to whether any further assessments will be made on BIF-insured and SAIF-insured deposits. At December 31, 1998, premium rates remained at their 1997 level. There can be no assurance as to whether insurance premiums will remain at their current levels in the foreseeable future or whether the BIF and the SAIF insurance funds will merge or remain separate.

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


                                INDEX TO                                        REFERENCE TO
                                 GUIDE 3                                         FORM 10-K             PAGE
                              DISCLOSURES                                          TABLE               NUMBER

I.      DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(A)     Average Balance Sheets                                                       1                   12
(B)     Net Income Analysis                                                          1                   12
(C)     Net Interest Income and Volume/Rate Variance                                 2                   13


II.  SECURITIES PORTFOLIO
(A)     Book Value of Securities                                                     4                   19
(B)     Securities by Maturities                                                     4                 20, 21
(C) This item is not applicable since no items exist that related to this disclosure

III.     LOAN AND LEASE PORTFOLIO
(A)      Types of Loans and Leases                                                   3                   14
(B)      Maturities and Sensitivity of Loans to Changes in Interest Rates            3                   15
      Risk Elements
(C) Management's policy is to discontinue the accrual of interest and reverse unpaid interest when management deems that collection of additional interest is doubtful.
(D) This item is not applicable since no items existed from inception through
    December 31, 1998 that related to the disclosure of this item.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE
(A)      Analysis of Allowance for Loan Losses                                       3                  16
(B)      Allocation of the Allowance for Loan Losses                                 3                  17

V.       DEPOSITS
(A)      Average Deposits and Rates paid                                             1                  12

(B)     Items B, C and E are not applicable
(C)      Outstanding balances and maturities of certificates of                      5                  22
    deposits in amounts of $100,00 or more as of December 31, 1998

VI.  RETURN ON EQUITY AND ASSETS                                                     7                  24

VII.  SHORT-TERM BORROWINGS                                                          6                  23

VIII. INTEREST SENSITIVITY TABLE                                                     8                  25

------------------------------------------------------------------------------------------------------------------------------------
                                                                 TRIANGLE BANCORP INC.                                       Table 1
                                                          INTEREST INCOME AND AVERAGE BALANCES
                                                                     (IN THOUSANDS)

                                                               1998                                 1997
                                                ---------------------------------   -----------------------------------
                                                             Interest                             Interest
                                                  Average     Income/   Average        Average     Income/   Average
                                                  Balance     Expense  Yield/Rate      Balance     Expense  Yield/Rate
                                                ---------------------------------   -----------------------------------
     INTEREST EARNING ASSETS:
     Taxable investment securities and
       interest bearing due from banks              $ 58,636   $ 2,804     4.78%        $ 167,463   $ 9,004      5.38%
     Non-taxable investment securities
       and interest bearing due from banks*          488,675    32,766     6.71%          305,976    22,293      7.29%
     Federal funds sold and securities purchased
        with agreements to resell                      1,180        62     5.25%            3,032       165      5.44%
     Gross loans and leases**                      1,321,526   121,640     9.20%        1,171,539   109,432      9.34%
     Allowance for loan and lease losses             (18,526)        -     0.00%          (15,977)        -      0.00%


                                                ---------------------------------   -----------------------------------
     Total Interest Earning Assets                 1,851,491   157,272     8.49%        1,632,033   140,894      8.63%
                                                ---------------------------------   -----------------------------------

     NONINTEREST EARNING ASSETS
       Cash and due from banks                        49,951                               43,489
       Premises and equipment, Net                    41,206                               36,321
       Interest receivable and other assets           69,491                               46,130
       Unrealized gain (loss) on
         securities available for sale                (2,385)                                 175
                                                                                    --------------
                                                -------------
     Total Noninterest Earning Assets                158,263                              126,115
                                                -------------                       --------------

     TOTAL AVERAGE ASSETS                         $2,009,754                          $ 1,758,148
                                                =============                       ==============

     INTEREST BEARING LIABILITIES:
     Demand deposits                               $ 186,970     4,151     2.22%        $ 187,496     4,230      2.26%
     Money market and savings deposits               289,249     9,844     3.40%          240,885     9,270      3.85%
     Time deposits                                   906,763    50,756     5.60%          842,312    47,858      5.68%
     Borrowed funds                                  235,937    13,947     5.91%          141,787     8,355      5.89%
                                                ---------------------------------   -----------------------------------
     Total Interest Bearing Liabilities            1,618,919    78,698     4.86%        1,412,480    69,713      4.94%
                                                ---------------------------------   -----------------------------------

     NONINTEREST BEARING LIABILITIES:
     Demand deposits                                 200,135                              169,220
     Custodial deposits                                8,886                                9,060
     Interest payable and other                       22,193                               21,438
                                                -------------                       --------------
     Total Noninterest Bearing Liabilities           231,214                              199,718
                                                -------------                       --------------

     Total Liabilities                             1,850,133                            1,612,198

     Shareholders' Equity                            159,621                              145,950
                                                -------------                       --------------
     Total Liabilities and
        Shareholders' Equity                      $2,009,754                          $ 1,758,148
                                                =============                       ==============

     Interest Rate Spread                                                  3.63%                                 3.69%
                                                                       ==========                           ===========

     Taxable Equivalent Net Interest Income and
       Net Yield on Interest Earning Assets                   $ 78,574     4.24%                   $ 71,181      4.36%
                                                             ====================                 =====================



                                                                            1996
                                                            ----------------------------------
                                                                          Interest
                                                               Average     Income/   Average
                                                               Balance     Expense  Yield/Rate
                                                            ----------------------------------
     INTEREST EARNING ASSETS:
     Taxable investment securities and
       interest bearing due from banks                          $ 259,680  $ 14,833     5.71%
     Non-taxable investment securities
       and interest bearing due from banks*                       213,129    15,772     7.40%
     Federal funds sold and securities purchased
        with agreements to resell                                   5,606       306     5.46%
     Gross loans and leases**                                     952,620    88,734     9.31%
     Allowance for loan and lease losses                          (14,396)        -     0.00%

                                                            ----------------------------------
                                                            ----------------------------------
     Total Interest Earning Assets                              1,416,639   119,645     8.45%
                                                            ----------------------------------

     NONINTEREST EARNING ASSETS
       Cash and due from banks                                     41,119
       Premises and equipment, Net                                 29,908
       Interest receivable and other assets                        40,544
       Unrealized gain (loss) on
         securities available for sale                                518
                                                            --------------

     Total Noninterest Earning Assets                             112,089
                                                            --------------

     TOTAL AVERAGE ASSETS                                      $1,528,728
                                                            ==============

     INTEREST BEARING LIABILITIES:
     Demand deposits                                            $ 152,957     3,575     2.34%
     Money market and savings deposits                            209,336     7,246     3.46%
     Time deposits                                                758,558    43,343     5.71%
     Borrowed funds                                               103,093     5,621     5.45%
                                                            ----------------------------------
     Total Interest Bearing Liabilities                         1,223,944    59,785     4.88%
                                                            ----------------------------------

     NONINTEREST BEARING LIABILITIES:
     Demand deposits                                              149,022
     Custodial deposits                                             4,636
     Interest payable and other                                    20,187
                                                            --------------
     Total Noninterest Bearing Liabilities                        173,845
                                                            --------------

     Total Liabilities                                          1,397,789

     Shareholders' Equity                                         130,939
                                                            --------------
     Total Liabilities and
        Shareholders' Equity                                   $1,528,728
                                                            ==============

     Interest Rate Spread                                                               3.57%
                                                                                    ==========

     Taxable Equivalent Net Interest Income and
       Net Yield on Interest Earning Assets                                $ 59,860     4.23%
                                                                          ====================


     *Tax equivalent adjustment of $3,944, $2,791, and $1,802 made in 1998, 1997 and 1996, respectively. The effective tax rates used were 36% for federally tax exempt amounts and 7.75% for state tax exempt amounts.
     **Includes nonaccrual loans and loans held for sale.


------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                           TRIANGLE BANCORP INC.                                       Table 2
                                       RATE/VOLUME VARIANCE ANALYSIS
                                               (IN THOUSANDS)


                                                    1998 compared to 1997              1997 compared to 1996
                                                Interest                           Interest
                                                 Income                             Income
                                                 Expense    Volume     Rate         Expense   Volume     Rate
                                                Variance   Variance  Variance      Variance  Variance  Variance
                                                -------------------------------    ------------------------------
      INTEREST EARNING ASSETS:
      Taxable investment securities and
        interest bearing due from banks           $(6,200)   $(5,298)   $ (902)      $(5,829)  $(5,002)   $ (827)
      Non-taxable investment securities
        and interest bearing due from banks        10,473     12,391    (1,918)        6,521     6,768      (247)
      Federal funds sold and securities purchased
         with agreements to resell                   (103)       (97)       (6)         (141)     (140)       (1)
      Gross loans and leases                       12,208     13,827    (1,619)       20,698    20,448       250
                                                -------------------------------    ------------------------------

      Total Interest Earning Assets              $ 16,378   $ 20,823   $(4,445)     $ 21,249  $ 22,074    $ (825)
                                                ===============================    ==============================

      INTEREST BEARING LIABILITIES:
      Demand deposits                               $ (79)     $ (12)    $ (67)        $ 655     $ 783    $ (128)
      Money market and savings deposits               574      1,725    (1,151)        2,024     1,162       862
      Time deposits                                 2,898      3,616      (718)        4,515     4,760      (245)
      Borrowed funds                                5,592      5,565        27         2,734     2,396       338
                                                -------------------------------    ------------------------------

      Total Interest Bearing Liabilities          $ 8,985   $ 10,894   $(1,909)      $ 9,928   $ 9,101     $ 827
                                                ===============================    ==============================

--------------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------------
                                             TRIANGLE BANCORP, INC.                                      Table 3
                                                LOANS AND LEASES
                                                 (IN THOUSANDS)



                                                          1998         1997         1996        1995        1994
         Analysis of loans and leases:
         Commercial, financial and agricultural           $218,737    $ 233,034    $ 209,798    $185,406    $171,575
         Real estate, construction and land development    180,243      159,815      119,927     123,898     113,858
         Real estate, mortgage                             732,120      672,634      525,377     397,351     301,446
         Real estate, equity lines of credit                95,539       82,320       57,111      44,244      36,198
         Consumer loans and leases                         152,792      140,754      105,214      95,449      75,999
         Other                                               3,706        2,379        3,672       7,050       6,542
                                                       --------------------------------------------------------------

         TOTAL                                          $1,383,137   $1,290,936  $ 1,021,099    $853,398    $705,618
                                                       ==============================================================

     --------------------------------------------------------------------------------------------------------------------

      ------------------------------------------------------------------------------------------

                             TRIANGLE BANCORP, INC.                              Table 3
            ANALYSIS OF CERTAIN LOAN MATURITIES AT DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                               Real Estate
                                              Commercial       Construction
                                               Financial         and Land
                                              & Agricultural   Development        Total
                Due within one year             $ 102,057         $ 133,153       $235,210
                Due after one year - five years
                     Fixed Rate                    56,687            20,548         77,235
                     Variable Rate                 46,870            16,938         63,808
                                              ------------     -------------    -----------
                     Total                        103,557            37,486        141,043
                                              ------------     -------------    -----------
                Due after five - ten years
                     Fixed Rate                     4,923             4,887          9,810
                     Variable Rate                  8,200             4,717         12,917
                                              ------------     -------------    -----------
                     Total                         13,123             9,604         22,727
                                              ------------     -------------    -----------

                     Total                      $ 218,737         $ 180,243       $398,980
                                              ============     =============    ===========


      ------------------------------------------------------------------------------------------

     ------------------------------------------------------------------------------------------------------


                                     TRIANGLE BANCORP, INC.                                  Table 3
                   RESERVE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS
                                         (IN THOUSANDS)


                                                             For the year ended December 31,
                                                       1998      1997      1996      1995      1994
                                                    ---------------------------------------------------
         Beginning balance                            $ 17,797  $ 14,812  $ 13,738  $ 14,871  $ 17,033
         Deduct charge-offs:
            Commercial, financial and agricultural       2,056     1,665     1,040     1,295     1,659
            Real estate, construction and land development   -         -         -         -     1,151
            Real estate, mortgage                            -        43       249       383       193
            Consumer loans and leases                    1,700     2,144       695       633       782
            Other                                          149       802       218         3        10
                                                    ---------------------------------------------------
         TOTAL                                           3,905     4,654     2,202     2,314     3,795
         Add recoveries:
            Commercial, financial and agricultural         269       995       594       789       211
            Real estate, construction and land development   -         -         -         7        12
            Real estate, mortgage                           31        52        68       136       195
            Consumer loans and leases                      237       199       152       218       109
            Other                                           40        67        45         -         -
                                                    ---------------------------------------------------
         TOTAL                                             577     1,313       859     1,150       527
                                                    ---------------------------------------------------
         Net charge-offs                                 3,328     3,341     1,343     1,164     3,268
         Additions charged to operations                 5,115     5,121     2,515        31     1,008
         Provision for acquired loans and leases             -     1,205       (98)        -        98
         Allowance acquired in mergers                       -         -         -         -         -
                                                    ---------------------------------------------------
         Ending balance                               $ 19,584  $ 17,797  $ 14,812  $ 13,738  $ 14,871
                                                    ===================================================

         Ratio of net charge-offs during the period to
            average loans and leases outstanding
            during the period                            0.25%     0.29%     0.14%     0.15%     0.50%


     ------------------------------------------------------------------------------------------------------

                                                                                                                             Table 3
                                                              TRIANGLE BANCORP, INC.
                                                ALLOCATION OF THE RESERVE FOR LOAN AND LEASE LOSSES
                                                                  AT DECEMBER 31,
                                                              (DOLLARS IN THOUSANDS)


                                ----------------------------------------------------------------------------------------------------
                                             1998                             1997                              1996
                                ----------------------------------------------------------------------------------------------------
                                                % of loans in                     % of loans in                     % of loans in
                                                each category                     each category                     each category
                                  Amount        to Total Loans     Amount         to Total Loans    Amount          to Total Loans
                                ----------------------------------------------------------------------------------------------------
Commercial, Financial and
       Agricultural                 $ 5,659         15.81%         $ 6,004            18.05%        $ 4,746             20.55%

Real Estate, Construction
      and Land Development              808         13.03%                 823        12.38%                  376       11.74%

Real Estate, Mortgage                 4,200         52.93%              3,245         52.10%               2,456        51.45%

Real Estate, Equity Lines
       of Credit                      1,085          6.91%                 650         6.38%                  402        5.59%

Consumer Loans and Leases             2,613         11.05%              2,620         10.91%               3,439        10.30%

Other                                    63          0.27%                 829         0.18%                  530        0.37%

Unallocated                           5,156          0.00%              3,626          0.00%               2,863         0.00%
                                ----------------------------------------------------------------------------------------------------

TOTAL                             $ 19,584          100.00%       $ 17,797            100.00%       $ 14,812            100.00%
                                ====================================================================================================

                                   --------------------------------------------------------------------
                                                 1995                              1994
                                   --------------------------------------------------------------------
                                                    % of loans in                      % of loans in
                                                    each category                      each category
                                     Amount         to Total Loans     Amount          to Total Loans
                                   --------------------------------------------------------------------
Commercial, Financial and
       Agricultural                     $ 4,382          21.73%         $ 3,924             24.31%

Real Estate, Construction
      and Land Development                  495          14.52%             852             16.14%

Real Estate, Mortgage                     2,779          46.56%           4,447             42.72%

Real Estate, Equity Lines
       of Credit                            340           5.18%             274              5.12%

Consumer Loans and Leases                 3,491          11.18%           3,643             10.77%

Other                                        78           0.83%              25              0.94%

Unallocated                                2,173          0.00%           1,706              0.00%
                                   ------------------------------------------------------------------

TOTAL                                   $ 13,738        100.00%        $ 14,871            100.00%
                                   ==================================================================


-------------------------------------------------------------------------------------------------------------------------

                                            TRIANGLE BANCORP, INC.                                      Table 3
                                       ANALYSIS OF NONPERFORMING ASSETS
                                                (IN THOUSANDS)

                                                                                As of December 31,
                                                           1998        1997        1996        1995        1994
                                                        ------------------------------------------------------------
       Nonaccrual loans                                      $4,945      $2,497      $3,655      $3,015      $3,044
       Loans contractually past due 90 or
        or more days as to principal or interest              5,682       6,078       3,591       2,865       2,729
       Foreclosed assets                                      2,101         594         587         707       1,065
                                                        ============================================================
       Total                                               $ 12,728      $9,169      $7,833      $6,587      $6,838
                                                        ============================================================


-------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------

                                                TRIANGLE BANCORP, INC.                                               Table 4
                                                      SECURITIES
                                                    (IN THOUSANDS)

                                                                                       December 31,
                                                         -------------------------------------------------------------------------
                                                                1998             1998                  1997              1997
       AVAILABLE FOR SALE                                     Book Value     Market Value         Book Value         Market Value
                                                              ----------     ------------         ----------         ------------
       U.S. Treasury securities                                 $ 55,276         $ 55,839              $ 113,277        $ 114,072
       U.S. Agency obligations                                    92,598           92,682                 22,263           22,364
       Obligations of state and political subdivisions            69,434           71,077                 35,824           36,762
       Collateralized mortgage obligations and
         mortgage-backed securities                              237,029          228,384                251,799          250,522
       FHLB, Federal Reserve and Federal
         Home Loan Mortgage Corporation Stock                     17,222           17,153                 22,249           22,269
       Corporate securities                                       16,196           15,956                      -                -
       Other investments                                           1,065            1,064                    374              374
                                                         =========================================================================
       Total                                                   $ 488,820        $ 482,155              $ 445,786        $ 446,363
                                                         =========================================================================

       HELD TO MATURITY

       U.S. Agency obligations                                  $ 62,232         $ 63,307               $ 72,128         $ 72,881
       Obligations of state and political subdivisions            12,043           12,594                 12,998           13,405
       Collateralized mortgage obligations and
         mortgage-backed securities                                6,416            6,423                 15,287           15,420
       Other investments                                             447              466                    253              273
                                                         =========================================================================
       Total                                                    $ 81,138         $ 82,790              $ 100,666        $ 101,979
                                                         =========================================================================


----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------

                                              TRIANGLE BANCORP, INC.                                         Table 4
                                                    SECURITIES
                                                  (IN THOUSANDS)


                                                         WEIGHTED AVERAGE YIELDS AT DECEMBER 31, 1998

                                                          Due in One                               After
       AVAILABLE FOR SALE                                Year or less  1 - 5 years  5 - 10 years  10 years      Total
                                                         ----------------------------------------------------------------
       U.S. Treasury securities                                  6.12%        6.14%                                6.12%
       U.S. Agency oligations                                    5.12%        5.42%       6.81%                    5.26%
       Obligations of state and political subdivisions                                    5.12%        4.76%       4.77%
       Mortgage-backed securities*                                                        5.72%        5.53%       5.56%
       Collateralized mortgage obligations*                                   6.40%       6.09%        4.61%       4.83%
       Other investments                                         5.12%                                 5.50%       5.35%
                                                         ----------------------------------------------------------------
       Total                                                     5.54%        5.69%       6.02%        4.77%       5.12%
                                                         ----------------------------------------------------------------

       HELD TO MATURITY

       U.S. Agency oligations                                    6.06%        6.25%                                6.19%
       Obligations of state and political subdivisions           5.15%        5.09%       5.37%        5.66%       5.35%
       Mortgage-backed securities*                               5.97%        5.00%       5.88%        6.93%       5.75%
       Collateralized mortgage obligations*                                               5.99%        5.58%       5.85%
       Other investments                                                      8.81%                                8.81%
                                                         ----------------------------------------------------------------
       Total                                                     6.04%        6.31%       5.60%        5.78%       6.05%
                                                         ----------------------------------------------------------------


       * Analysis performed using contractual maturities.

------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                                      TRIANGLE BANCORP, INC.                                 Table 4
                                                                            SECURITIES
                                                                          (IN THOUSANDS)

                                                                                 Book Value as of December 31, 1998
                                                         -------------------------------------------------------------------------

                                                          Due in One                                  After       No stated
        AVAILABLE FOR SALE                               Year or less  1 - 5 years  5 - 10 years     10 years      maturity
                                                         -------------------------------------------------------------------------
        U.S. Treasury securities                              $ 44,131     $11,145            $ -           $ -
        U.S. Agency obligations                                 55,951      35,647          1,000             -
        Obligations of state and political subdivisions              -           -          1,698        67,736
        Mortgage-backed securities*                                  -           -          3,084        23,368
        Collateralized mortgage obligations*                         -       6,062         25,171       179,344
        FHLB, Federal Reserve and Federal
          Home Loan Mortgage Corporation Stock                       -           -              -             -         17,222
        Corporate securities                                     6,201           -              -         9,995              -
        Other investments                                            -           -              -             -          1,065
                                                         =========================================================================
        Total                                                $ 106,283     $52,854       $ 30,953     $ 280,443       $ 18,287
                                                         =========================================================================

        HELD TO MATURITY

        U.S. Agency obligations                               $ 19,402     $42,830            $ -           $ -            $ -
        Obligations of state and political subdivisions            460       3,392          5,371         2,820              -
        Mortgage-backed securities*                                237       1,085          1,596           471              -
        Collateralized mortgage obligations*                         -           -          2,021         1,006              -
        Other investments                                            -         447              -             -              -
                                                         =========================================================================
        Total                                                 $ 20,099     $47,754        $ 8,988       $ 4,297            $ -
                                                         =========================================================================



                                                                 Book Value
                                                                    as of
                                                              December 31, 1998
                                                                 -----------
                                                                                             Average
                                                                                Market      Maturity
        AVAILABLE FOR SALE                                        Total         Value        in Years
                                                                 --------------------------------------
        U.S. Treasury securities                                   $ 55,276       $ 55,839        1.07
        U.S. Agency obligations                                      92,598         92,682        2.76
        Obligations of state and political subdivisions              69,434         71,077       11.08
        Mortgage-backed securities*                                  26,452         26,413       14.05
        Collateralized mortgage obligations*                        210,577        201,971       11.62
        FHLB, Federal Reserve and Federal
          Home Loan Mortgage Corporation Stock                       17,222         17,153           -
        Corporate securities                                         16,196         15,956       18.68
        Other investments                                             1,065          1,064           -
                                                                 ======================================
        Total                                                     $ 488,820      $ 482,155        9.88
                                                                 ======================================

        HELD TO MATURITY

        U.S. Agency obligations                                    $ 62,232       $ 63,307        1.03
        Obligations of state and political subdivisions              12,043         12,594        5.33
        Mortgage-backed securities*                                   3,389          3,393        6.20
        Collateralized mortgage obligations*                          3,027          3,030       13.67
        Other investments                                               447            466        2.26
                                                                 ======================================
        Total                                                      $ 81,138       $ 82,790        5.13
                                                                 ======================================
        * Analysis performed using contractual maturities.

------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------


                                 TRIANGLE BANCORP, INC.                           Table 5
                              LARGE TIME DEPOSIT MATURITIES
                                     (IN THOUSANDS)



        Analysis of Time Deposits of $100,000 or more at December 31, 1998:

        Remaining maturity of three months or less                                      $ 95,503
        Remaining maturity of over three months through twelve months                    103,568
        Remaining maturity of over twelve months                                          18,527
                                                                                  ---------------

        Total time deposits of $100,000 or more                                         $217,598
                                                                                  ===============


--------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                                     TRIANGLE BANCORP, INC.                                  Table 6
                                                                        SHORT-TERM DEBT
                                                                     (DOLLARS IN THOUSANDS)

                                                                             1998
                                            -------------------------------------------------------------------------------
                                                          Securities
                                              Federal     Sold Under        Reverse                  TT & L
                                               Funds     Agreement to     Repurchase      Master      Note
                                             Purchased    Repurchase       Agreement       Note      Option     Combined
       End of year:

       Amount outstanding                       $67,000        $ 18,583        $ 44,667     $28,386     $ 344    $ 158,980

       Weighted average interest rate             5.73%           4.05%           4.87%       4.26%     1.28%        5.02%

       Maximum amount outstanding               $67,000        $ 22,028        $ 44,667     $28,386     $ 400    $ 162,481
        at any month end

       Averages:

       Average outstanding during year          $21,874        $ 17,980         $ 7,517     $18,308     $ 365     $ 66,044

       Weighted average interest rate             5.47%           4.48%           4.92%       4.44%     1.20%        4.83%
         during the year



                                                                              1997
                                              ----------------------------------------------------------------
                                                             Securities
                                                Federal      Sold Under                  TT & L
                                                 Funds      Agreement to     Master       Note
                                               Purchased     Repurchase       Note       Option    Combined
       End of year:

       Amount outstanding                          $24,800       $ 20,602      $15,704      $ 400     $61,506

       Weighted average interest rate                5.85%          4.56%        4.80%      5.27%       5.15%

       Maximum amount outstanding                  $30,800       $ 25,360      $15,704      $ 400     $72,264
        at any month end

       Averages:

       Average outstanding during year             $ 3,503       $ 19,971      $ 6,884      $ 288     $30,646

       Weighted average interest rate                5.76%          4.61%        4.70%      4.24%       4.76%
         during the year


                                                                         1996
                                               -----------------------------------------------------
                                                              Securities
                                                 Federal      Sold Under      TT & L
                                                  Funds      Agreement to      Note
                                                Purchased     Repurchase      Option     Combined
       End of year:

       Amount outstanding                           $ 3,900        $ 34,738       $ 342     $38,980

       Weighted average interest rate                 7.00%           4.90%       5.15%       5.11%

       Maximum amount outstanding                  $ 35,745        $ 39,466       $ 400     $75,611
        at any month end

       Averages:

       Average outstanding during year             $ 10,876        $ 31,502       $ 395     $42,773

       Weighted average interest rate                 5.74%           5.17%       3.15%       5.30%
         during the year

-----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

                                             TRIANGLE BANCORP, INC.                                        Table 7
                                          SELECTED KEY FINANCIAL RATIOS

                                                       For the year ended December 31,
                                                    1998             1997            1996
                                                 ---------------------------------------------

       Return on Average Assets                        1.09%            1.11%           0.97%

       Return on Average Equity                       13.69%           13.38%          11.30%

       Dividends Paid ratio                           38.10%           32.00%          30.00%

       Average Equity to Average Assets                7.94%            8.30%           8.57%


----------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------

                                         TRIANGLE BANCORP                                          Table 8
                                       INTEREST SENSITIVITY
                                        DECEMBER 31, 1998
                                      (DOLLARS IN THOUSANDS)

                                                             0 - 3        4 to 12       1 to 5        Over 5
                                             Balance         Months        Months        Years        Years
                                         -----------------------------------------------------------------------
Federal funds sold                                 $ 911          $ 911          $ -           $ -          $ -
Securities                                       563,293         53,046       73,713       100,837      335,697

Loans and leases, net                          1,363,553        577,823       92,634       474,600      218,496
                                         -----------------------------------------------------------------------

Earning assets                                 1,927,757        631,780      166,347       575,437      554,193
                                         -----------------------------------------------------------------------

Total assets                                 $ 2,123,084
                                         ================

Interest bearing demand deposits               $ 201,042         80,417            -        80,417       40,208
Savings deposits                                  74,778              -            -        59,822       14,956
Money market account deposits                    218,874              -      109,437       109,437            -
Time deposits                                    906,472        295,798      471,888       138,786            -
Short-term debt                                  158,980        158,980            -             -            -
FHLB advances                                    130,300          5,000        1,800       123,500            -
Corporation obligated
  manditorily redeemable securities               19,952              -            -             -       19,952
                                         -----------------------------------------------------------------------

Costing liabilities                          $ 1,710,398       $540,195    $ 583,125     $ 511,962      $75,116
                                         -----------------------------------------------------------------------

GAP                                                            $ 91,585    $(416,778)      $63,475    $ 479,077
                                                         -------------------------------------------------------

% of total assets                                                 4.31%      -19.63%         2.99%       22.57%
                                                         -------------------------------------------------------

Cumulative GAP                                                 $ 91,585    $(325,193)    $(261,718)   $ 217,359
                                                         -------------------------------------------------------

% of total assets                                                 4.31%      -15.32%       -12.33%       10.24%
                                                         -------------------------------------------------------

Assumptions regarding non-maturing deposits follow the FDICIA section 305 maximums.

---------------------------------------------------------------------------------------------------------------------

MARKET RISK
As discussed in the Asset and Liability Management and Market Risk section of the Management Discussion and Analysis, the Company's market risk relates to the interest rate risk in herent in its lending and deposit taking activities. The Banks use a model to simulate interest movements and the effect such movements would have on the market value of portfolio equity. The market value of portfolio equity is the present value of expected cash flows from assets, liabilities and off balance sheet contracts using current market discount rates.

In executing the model, assumptions, which may or may not actually occur in rapid interest rate changes, are used. The assumptions related to non-maturing deposits are based on the FDICIA 305 maximum maturities. Assumptions regarding expected cash flows are based on the individual maturities of the Banks' securities, loans, deposits and other borrowings.

The table below illustrates the effect of interest rate movements, both up and down, of 100 and 200 basis points for each of the Banks.

--------------------------------------------------------------------------------
                                    December 31, 1998
                                      Market Value
                                      of Portfolio
                                         Equity
                                     (In thousands)
                                                             Change from
                                                                Base
                                            $              $            %
                                    --------------------------------------------
       TRIANGLE BANK
       Up 200                                 163,479      14,592         9.80%
       Up 100                                 156,211       7,324         4.92%
       Base                                   148,887           -         0.00%
       Down 100                               141,542      (7,345)       -4.93%
       Down 200                               134,219     (14,668)       -9.85%


       BANK OF MECKLENBURG
       Up 200                                  13,089       2,228         1.50%
       Up 100                                  11,932       1,071         0.72%
       Base                                    10,861           -         0.00%
       Down 100                                 9,913        (948)       -0.64%
       Down 200                                 9,139      (1,722)       -1.16%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to the Corporation's shareholders in the fourth quarter of 1998.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The stock price and shareholder data appear on page 29 of the Annual Report to Shareholders. Restrictions on paying dividends are described in Item 1 on Form 10-K under the heading "Bank Regulation".

ITEM 6. SELECTED FINANCIAL DATA

               The selected consolidated financial data appears on page 1 of the Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

               Management's discussion and analysis of financial condition and results of operations for the years ended December 31, 1998 and December 31, 1997 appears on pages 16 through 23 of the Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 19, 1999, appears on pages FS-1 through FS-32 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

               No changes in accountants or disagreements on accounting or financial disclosure occurred in the period from January 1, 1997 through the date hereof.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information contained under the captions "Section 16(a) Beneficial Ownership Reporting Compliance", "Proposal 1. Election of Directors", "Incumbent Directors", "Director Relationships", and "Executive Officers" in the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:


               Financial Statements:
               Report of Independent Accounts......................................FS-1

               Consolidated Balance Sheets as of
               December 31, 1998 and 1997..........................................FS-2

               Consolidated Statements of Income
               for the years ended December 31, 1998, 1997 and 1996................FS-3

               Consolidated Statements of Changes in
               Shareholders' Equity for the years ended
               December 31, 1998, 1997 and 1996....................................FS-4

               Consolidated Statements of Cash
               Flows for the years ended December 31,
               1998, 1997 and 1996.........................................FS-5 to FS-6

               Notes to Consolidated Financial Statements.................FS-7 to FS-32

        The following exhibits listed in accordance with the number assigned to each in the Exhibit Table of Item 601 of Regulation S-K under the Securities Act of 1933, as amended, are included in this Form 10-K.

  EXHIBIT
  NUMBER
3(a) Articles of Incorporation of Triangle Bancorp, Inc. as amended at the meeting of shareholders on April 28, 1998

3(b) Bylaws of Triangle Bancorp, Inc. as amended at the special meeting of shareholders on April 28, 1997 and by the Board of Directors on January 27, 1998 (incorporated by reference to Exhibit 3(b) to the
             Registrant's Form 10-K for the fiscal year ended December 31, 1997 as filed with the Commission on March 27, 1998)

4            Specimen of Common Stock Certificate of Triangle Bancorp, Inc.
             (incorporated by reference to Exhibit (4) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997 as filed with the Commission on March 27, 1998)

10(a) Triangle Bancorp, Inc. 1988 Incentive Stock Option Plan, as amended on August 19, 1997 and on November 18, 1997 (incorporated by reference to Exhibit 10(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997 as filed with the Commission on March 27, 1998)

10(b) Triangle Bancorp, Inc. 1988 Non-Qualified Stock Option Plan, as amended on August 19, 1997 and on November 18, 1997 (incorporated by reference to Exhibit 10(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997 as filed with the Commission on March 27, 1998)

10(c)        Triangle Bancorp, Inc. 1998 Omnibus Stock Plan

10(d)        Triangle Bancorp, Inc. Deferred Compensation Plan for Outside
             Directors (incorporated by reference to Exhibit 10(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 as filed with the Commission on March 31, 1994)

10(e)        Triangle Bancorp, Inc. 1997 Deferred Compensation Plan for Outside
             Directors (incorporated by reference to Exhibit 10(e) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997 as filed with the Commission on March 27, 1998)

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

10(i)        Split Dollar Insurance Agreement and Deferred Compensation Agreement
             between Triangle Bancorp, Inc. and Michael S. Patterson (incorporated by reference to Exhibit 10(n) to the Registrant's Form 10-K filed on March
             31, 1996)

10(j)        Change of Control Agreement among Triangle Bancorp, Inc., Triangle
             Bank and Steven R. Ogburn (incorporated by reference to Exhibit
             10(l) to the Registrant's Form 10-K for the fiscal year ended
             December 31, 1997 as filed with the Commission on March 27, 1998)

10(k)        Change of Control Agreement among Triangle Bancorp, Inc., Triangle
             Bank and Debra L. Lee (incorporated by reference to Exhibit 10(m) to the Registrant's Form 10-K for the fiscal year ended December
             31, 1997 as filed with the Commission on March 27, 1998)

10(l)        Employment Agreement between Triangle Bancorp, Inc. and Billy N. Quick,
             Sr. (incorporated by reference to Exhibit 10(n) to the Registrant's Form
             10-K for the fiscal year ended December 31, 1997 as filed with the
             Commission on March 27, 1998)

10(m)        Change of Control Agreement among Triangle Bancorp, Inc., Triangle
             Bank and Edward O. Wessell (incorporated by reference to Exhibit
             10(o) to the Registrant's Form 10-K for the fiscal year ended
             December 31, 1997 as filed with the Commission on March 27, 1998)

10(n)        Change of Control Agreement among Triangle Bancorp, Inc., Triangle Bank and Robert E. Branch

10(o)        Supplemental Employee Retirement Plan dated January 1, 1998 between
             Triangle Bank and Michael S. Patterson (incorporated by reference to Exhibit 10(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997 as filed with the Commission on March 27,
             1998)

10(p) Form of Supplemental Employee Retirement Plan between Triangle Bank and each of Debra L. Lee, Steven R. Ogburn and Edward O. Wessell and Robert E. Branch (incorporated by reference to Exhibit 10(q) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997 as filed with the Commission on March 27, 1998)


13           1998 Annual Report to Shareholders

21           Subsidiaries of Registrant

23           Consent of PricewaterhouseCoopers LLP

27           Financial Data Schedule for the year and quarter ended December 31, 1998

(b)          Reports on Form -8K

               On March 11, 1998, a Form 8-K was filed to report the execution of an Agreement and Plan of Reorganization and Merger with United Federal.

               On March 20, 1998, a Form 8-K was filed to report the authorization of the repurchase of up to 100,000 shares of Registrant's common stock.

               On June 17, 1998, a Form 8-K was filed to restate historical financial information due to the acquisition of Guaranty State.

               On August 10, 1998, a Form 8-K was filed to report an Amendment to the Agreement and Plan of Reorganization and Merger with United Federal.

               On September 2, 1998, a Form 8-K was filed to report an Amendment to the Agreement and Plan of Reorganization and Merger with United Federal.

               On September 30, 1998, a Form 8-K was filed to report the completion of the acquisition of United Federal.

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


            Signature                              Title                                Date

   /s/ Michael S. Patterson         President, Chief Executive Officer,            March 16, 1999
   ---------------------------      Chairman and Director (Principal
       Michael S. Patterson         Executive Officer


   /s/ Debra L. Lee                 Executive Vice President and                   March 16, 1999
   ---------------------------      Chief Financial Officer
           Debra L. Lee             (Principal Financial Officer)


   /s/ Lisa F. Campbell             Senior Vice President                          March 16, 1999
   ----------------------------     (Principal Accounting Officer)
         Lisa F. Campbell


   /s/ Carole S. Anders                          Director                          March 16, 1999
   -----------------------------
       Carole S. Anders


   /s/ Charles H. Ashford, Jr.                   Director                          March 16, 1999
   -----------------------------
     Charles H. Ashford, Jr.


   /s/ John A. Barker                            Director                          March 16, 1999
   ------------------------------
          John A. Barker


   /s/ Edwin B. Borden                           Director                          March 16, 1999
   -------------------------------
         Edwin B. Borden




   /s/ Robert E. Bryan, Jr.                      Director                          March 16, 1999
   --------------------------------
       Robert E. Bryan, Jr.


   /s/ David T. Clancy                           Director                          March 16, 1999
   ---------------------------------
         David T. Clancy


                                                 Director                          March 16, 1999
   ---------------------------------
         N. Leo Daughtry


   /s/ Willie S. Edwards                         Director                          March 16, 1999
   ---------------------------------
        Willie S. Edwards


                                                 Director                          March 16, 1999
   ---------------------------------
       James P. Godwin, Sr.


   /s/ Robert L. Guthrie                         Director                          March 16, 1999
   ---------------------------------
        Robert L. Guthrie


   /s/ B. W. Harris, III                         Director                          March 16, 1999
   ---------------------------------
        B. W. Harris, III


   /s/ John B. Harris, Jr.                       Director                          March 16, 1999
   ---------------------------------
       John B. Harris, Jr.


   /s/ George W. Holt                            Director                          March 16, 1999
   ---------------------------------
          George W. Holt


   /s/ Earl Johnson, Jr.                         Director                          March 16, 1999
   ---------------------------------
        Earl Johnson, Jr.


   /s/ Michael A. Maxwell                        Director                          March 16, 1999
   ---------------------------------
        Michael A. Maxwell


   /s/ Wendell H. Murphy                         Director                          March 16, 1999
   ---------------------------------
        Wendell H. Murphy


   /s/ Patrick H. Pope                           Director                          March 16, 1999
   ---------------------------------
         Patrick H. Pope



   /s/ William R. Pope                           Director                          March 16, 1999
   ---------------------------------
         William R. Pope


   /s/ Beverly B. Poston                         Director                          March 16, 1999
   ---------------------------------
        Beverly B. Poston


   /s/ Edythe M. Poyner                          Director                          March 16, 1999
   ---------------------------------
         Edythe M. Poyner


   /s/ Billy N. Quick, Sr.                       Director                          March 16, 1999
   ---------------------------------
       Billy N. Quick, Sr.


   /s/ J. Dal Snipes                             Director                          March 16, 1999
   ---------------------------------
          J. Dal Snipes


   /s/ Charles J. Stewart                        Director                          March 16, 1999
   ---------------------------------
        Charles J. Stewart


   /s/ N. Johnson Tilghman                       Director                          March 16, 1999
   ----------------------------------
       N. Johnson Tilghman


   /s/ Sydnor M. White, Jr.                      Director                          March 16, 1999
   ----------------------------------
       Sydnor M. White, Jr.


   /s/ J. Blount Williams                        Director                          March 16, 1999
   ----------------------------------
        J. Blount Williams


                        REPORT OF INDEPENDENT ACCOUNTANTS


January 19, 1999

The Board of Directors and Shareholders
Triangle Bancorp, Inc. and Subsidiaries
Raleigh, North Carolina

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Triangle Bancorp, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

-------------------------------------------------------------------------------------------------------------------
                                                                                    1998                 1997
                                                                                  -----------          -----------
                                                                                (in thousands, except share data)
                                         ASSETS
Cash and due from banks                                                            $   76,624           $   59,938
Federal funds sold                                                                   -                       4,219
Interest-bearing deposits in banks                                                        911               34,195
Securities available for sale                                                         482,155              446,363
Securities held to maturity, estimated market value $82,790
   in 1998 and $101,979 in 1997                                                        81,138              100,666
Loans and leases, net                                                               1,363,553            1,273,139
Premises and equipment, net                                                            40,492               40,281
Interest receivable                                                                    16,468               15,687
Deferred income taxes                                                                  10,597                7,695
Intangible assets, net                                                                 24,207               27,688
Other assets                                                                           26,939                5,766
                                                                                  -----------          -----------

        Total assets                                                              $ 2,123,084          $ 2,015,637
                                                                                  ===========          ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                                      $  224,732           $  199,746
   Interest-bearing demand                                                            201,042              192,577
   Savings and money market accounts                                                  293,652              288,977
   Large denomination certificates of deposit                                         217,598              156,536
   Other time                                                                         688,874              712,404
                                                                                  -----------          -----------
        Total deposits                                                              1,625,898            1,550,240
                                                                                  -----------          -----------

Short-term debt                                                                       158,980               61,506
Federal Home Loan Bank of Atlanta advances                                            130,300              205,300
Corporation obligated mandatorily redeemable capital securities                        19,952               19,951
Custodial accounts for loans serviced                                                   7,243                5,197
Interest payable                                                                        8,292                9,380
Other liabilities                                                                       9,392               11,592
                                                                                  -----------          -----------
        Total liabilities                                                           1,960,057            1,863,166
                                                                                  -----------          -----------
Commitments and contingencies (Notes 15 and 17)
Shareholders' equity:
   Common stock; no par value; 50,000,000 shares authorized;
     25,183,597 shares and 24,839,775 shares issued and
     outstanding in 1998 and 1997, respectively                                        86,549               84,886
   Retained earnings                                                                   80,753               67,217
   Accumulated other comprehensive income (loss)                                       (4,275)                 368
                                                                                  -----------          -----------
        Total shareholders' equity                                                    163,027              152,471
                                                                                  -----------          -----------

                                                                                  $ 2,123,084          $ 2,015,637
                                                                                  ===========          ===========



   The accompanying notes are an integral part of these financial statements.

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

-------------------------------------------------------------------------------------------------------------------


                                                                             1998             1997             1996
                                                                          ----------       ----------       ----------
                                                                           (in thousands, except per share data)
Interest income:
   Loans and fees on loans                                                $  121,640       $  109,432       $   88,734
   Federal funds sold and securities purchased under
     resale agreements                                                            62              165              306
   Securities                                                                 30,148           25,751           27,485
   Deposits with other financial institutions                                  1,478            2,755            1,318
                                                                          ----------       ----------       ----------
        Total interest income                                                153,328          138,103          117,843
                                                                          ----------       ----------       ----------
Interest expense:
   Large denomination certificates of deposit                                 11,503            8,670            7,894
   Other deposits                                                             53,248           52,688           46,270
   Borrowed funds                                                             13,947            8,355            5,621
                                                                          ----------       ----------       ----------
        Total interest expense                                                78,698           69,713           59,785
                                                                          ----------       ----------       ----------
        Net interest income                                                   74,630           68,390           58,058
Provision for loan and lease losses                                            5,115            5,121            2,515
                                                                          ----------       ----------       ----------
        Net interest income after provision for loan and lease losses         69,515           63,269           55,543
                                                                          ----------       ----------       ----------
Noninterest income:
   Service charges on deposit accounts                                         8,306            7,131            6,551
   Other service charges, commissions and fees                                 3,669            2,559            2,500
   Mortgage servicing fees, net of amortization                                  738            1,101            1,266
   Net gain on sales of securities                                             1,671            1,389            1,142
   Net gain on trading account securities                                   -                     681          -
   Gain on sale of deposits                                                 -                   2,000              558
   Gain on sale of government loans                                            1,028              338          -
   Gain on sale of mortgage loans                                                613              400              312
   Investment commissions and fees                                               783              471              370
   Other operating income                                                      1,648              852              270
                                                                          ----------       ----------       ----------
        Total noninterest income                                              18,456           16,922           12,969
                                                                          ----------       ----------       ----------
Noninterest expense:
   Salaries and employee benefits                                             21,750           22,051           20,623
   Occupancy expense                                                           5,006            4,421            3,875
   Equipment expense                                                           4,700            3,540            3,140
   Amortization of intangible assets                                           3,175            2,180            1,528
   SAIF assessment                                                          -                -                   1,316
   Merger expenses                                                             4,373            2,651              494
   Legal and professional fees                                                 2,707            3,109            2,320
   Other operating expense                                                    13,185           12,173           11,580
                                                                          ----------       ----------       ----------
        Total noninterest expense                                             54,896           50,125           44,876
                                                                          ----------       ----------       ----------
        Income before income taxes                                            33,075           30,066           23,636
Income tax expense                                                            11,217           10,540            8,840

        Net income                                                        $   21,858       $   19,526       $   14,796
                                                                          ==========       ==========       ==========

        Basic earnings per share                                           $     .87        $     .79        $     .62
                                                                          ==========       ==========       ==========

        Diluted earnings per share                                         $     .84        $     .76        $     .60
                                                                          ==========       ==========       ==========


   The accompanying notes are an integral part of these financial statements.

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

----------------------------------------------------------------------------------------------------------------------------
                                                                                                ACCUMULATED
                                                                                                  OTHER            TOTAL
                                                            Common Stock          RETAINED     COMPREHENSIVE   SHAREHOLDERS'
                                                           Shares      Amount      Earnings    Income (Loss)       Equity
                                                         ----------   --------     --------      ----------      -----------
                                                                         (in thousands, except share and per share data)
Balance, December 31, 1995, as previously
   reported                                              20,644,336   $ 81,956     $ 23,354      $    1,235      $   106,545
   Adjustment for pooling of interests                    3,365,440      2,689       17,338             688           20,715

Balance, December 31, 1995                               24,009,776     84,645       40,692           1,923          127,260

   Net income                                               -            -           14,796        -                  14,796
   Other comprehensive loss                                 -            -           -               (1,526)          (1,526)
                                                                                                                 -----------
   Comprehensive income                                                                                               13,270

   Shares issued under stock plans                          125,196        596       -             -                     596
   Repurchased shares                                       (28,350)      (277)      -             -                    (277)
   Cash payments for fractional shares                         (316)        (3)      -             -                      (3)
   Cash dividends paid ($.18 per share)                     -            -           (4,442)       -                  (4,442)
                                                         ----------   --------     --------      ----------      -----------

Balance, December 31, 1996                               24,106,306     84,961       51,046             397          136,404
   Adjustment for pooling of interests                      487,500         40        2,894        -                   2,934

   Net income                                               -            -           19,526        -                  19,526
   Other comprehensive loss                                 -            -           -                  (29)             (29)
                                                                                                                 -----------
   Comprehensive income                                                                                               19,497

   Shares issued under stock plans                          426,569      2,332       -             -                   2,332
   Repurchased shares                                      (180,600)    (2,732)      -             -                  (2,732)
   Tax effect of nonqualified stock options                 -              285       -             -                     285
   Cash dividends paid ($.25 per share)                     -            -           (6,249)       -                  (6,249)
                                                         ----------   --------     --------      ----------      -----------

Balance, December 31, 1997                               24,839,775     84,886       67,217             368          152,471

   Net income                                               -            -           21,858        -                  21,858
   Other comprehensive loss                                 -            -           -               (4,643)          (4,643)
                                                                                                                 -----------
   Comprehensive income                                                                                               17,215

   Shares issued under stock plans                          462,190      3,084       -             -                   3,084
   Repurchased shares                                      (117,362)    (2,217)      -             -                  (2,217)
   Cash payments for fractional shares                       (1,006)       (18)      -             -                     (18)
   Tax effect of nonqualified stock options                 -              814       -             -                     814
   Cash dividends paid ($.32 per share)                     -            -           (8,322)       -                  (8,322)
                                                         ----------   --------     --------      ----------      -----------

Balance, December 31, 1998                               25,183,597   $ 86,549     $ 80,753      $   (4,275)     $   163,027
                                                         ==========   ========     ========      ==========      ===========


   The accompanying notes are an integral part of these financial statements.

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

-------------------------------------------------------------------------------------------------------------------

                                                                                       1998         1997        1996
                                                                                      --------    --------    --------
                                                                                               (in thousands)
Cash flows from operating activities:
   Net income                                                                          $21,858     $19,526     $14,796
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                                      7,975       5,966       4,615
      Net accretion of discount on securities                                            2,933       1,344         704
      Provision for loan and lease losses                                                5,115       5,121       2,515
      Gain on sales of securities                                                       (1,671)     (2,070)     (1,142)
      Gain on market valuation of loans held for sale                                    -           -             (25)
      (Gain) loss on sale of premises and equipment                                       (202)       (114)        239
      Gain on sale of loans held for sale                                               (1,641)       (400)       (312)
      Gain on sale of deposits                                                           -          (2,000)       (558)
      Net change in trading securities                                                   -          42,548       -
      Loans held for sale:
        Originations                                                                   (49,155)    (42,956)    (60,606)
        Sales                                                                           49,976      45,650      64,856
      (Benefit) provision for deferred taxes                                              (304)       (871)         23
      Gain on sales of foreclosed assets                                                   (30)         (7)        (14)
      Changes in assets and liabilities:
        Interest receivable                                                               (781)     (2,159)     (1,454)
        Other assets                                                                    (2,416)        377         146
        Interest payable                                                                (1,088)       (363)        277
        Other liabilities                                                               (1,386)        (37)       (156)
                                                                                      --------    --------    --------
         Net cash provided by operating activities                                      29,183      69,555      23,904
                                                                                      --------    --------    --------

Cash flows from investing activities:
   Proceeds from maturity and principal paydowns of
     securities available for sale                                                     102,830      41,390      47,104
   Proceeds from maturity and principal paydowns of
     securities held to maturity                                                        37,990      44,894      24,918
   Proceeds from sales of securities available for sale                                 81,200     337,109     341,247
   Proceeds from sales of securities held to maturity                                    -           -          10,645
   Purchase of securities available for sale                                          (224,659)   (519,431)   (435,224)
   Purchase of securities held to maturity                                             (22,128)    (37,509)    (43,796)
   Purchase of bank owned life insurance                                               (20,089)      -           -
   Net increase in loans                                                               (94,709)   (209,221)   (166,474)
   Net capital expenditures, premises and equipment                                     (4,437)     (6,998)     (9,710)
   Proceeds from sales of foreclosed assets                                              1,226         350         592
   Proceeds from sale of premises and equipment                                            752         266         575
   Cost of loan servicing rights                                                          (681)       (924)       (269)
   Net cash acquired in acquisitions and divestitures                                    -         102,613      74,281
                                                                                      --------    --------    --------
         Net cash used in investing activities                                        (142,705)   (247,461)   (156,111)
                                                                                      --------    --------    --------


   The accompanying notes are an integral part of these financial statements.

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR  THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

-------------------------------------------------------------------------------------------------------------------


                                                                                     1998        1997         1996
                                                                                   --------    --------     --------
                                                                                             (in thousands)
Cash flows from financing activities:
   Net increase in deposit accounts                                                $ 75,658    $ 34,119    $ 127,533
   Net increase (decrease) in short-term debt                                        97,474      22,525      (20,732)
   Net increase (decrease) in custodial deposit accounts                              2,046       1,056       (1,077)
   (Repayments) proceeds from FHLB advances, net                                    (75,000)    145,500       19,800
   Proceeds from issuance of corporation obligated
     mandatorily redeemable capital securities                                       -           19,951       -
   Debt issuance costs                                                               -             (627)      -
   Repurchase of stock                                                               (2,217)     (2,732)        (277)
   Cash payments for fractional shares                                                  (18)      -               (3)
   Shares issued under stock plans                                                    3,084       2,332          596
   Cash dividends paid                                                               (8,322)     (6,249)      (4,442)
                                                                                   --------    --------     --------
        Net cash provided by financing activities                                    92,705     215,875      121,398
                                                                                   --------    --------     --------

        Net (decrease) increase in cash and cash
         equivalents                                                                (20,817)     37,969      (10,809)

Cash and cash equivalents at beginning of year                                       98,352      60,383       71,192
                                                                                   --------    --------     --------

Cash and cash equivalents at end of year                                           $ 77,535    $ 98,352     $ 60,383
                                                                                   ========    ========     ========

Supplemental disclosure of cash flow information:
   Cash paid for:
     Interest                                                                      $ 79,786    $ 69,589     $ 59,239
                                                                                   ========    ========     ========

     Income taxes                                                                  $ 11,151    $ 10,903      $ 8,687
                                                                                   ========    ========     ========

Non cash financing activity:

   Tax benefit from disqualification of incentive stock options                      $  814      $  285   $     -
                                                                                   ========    ========     ========


   The accompanying notes are an integral part of these financial statements.

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND NATURE OF OPERATIONS

         Triangle Bancorp, Inc. (the "Company") is a bank holding company incorporated in November 1991 under the laws of the State of North Carolina, with four wholly-owned subsidiaries, Triangle Bank ("Triangle") and Bank of Mecklenburg ("Mecklenburg"), (collectively, the "Banks"), Coastal Leasing LLC ("Coastal"), and Triangle Capital Trust (the "Trust").

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

         SECURITIES

         The Company classifies its securities into three types as follows:

         a. Securities Held to Maturity - Debt securities that the Company has the positive intent and ability to hold to maturity which are reported at amortized cost,

         b. Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling in the near term which are reported at fair value, with unrealized gains and losses included in earnings, or

         c. Securities Available for Sale - Debt and equity securities not classified as either Securities Held to Maturity or Trading Securities which are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a separate component of shareholders' equity.

         The classification of securities is generally determined at the date of purchase. Gains and losses on sales of securities, computed based on specific identification of the adjusted cost of each security, are included in other income at the time of the sales. Premiums and discounts on debt securities are recognized in interest income on the interest method over the period to maturity.

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         LOANS AND LEASES  AND ALLOWANCE FOR LOAN AND LEASE LOSSES

         Loans and leases are stated at the amount of unpaid principal, reduced by an allowance for loan and lease losses, unearned discounts and net deferred loan origination fees and costs. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Deferred loan fees and costs are amortized to interest income over the contractual life of the loan using a method that approximates the level yield method.

         A loan is considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. During 1998 and 1997 there were no loans material to the consolidated financial statements that were impaired as defined.

         The Company uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc.

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collection of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay. It is possible that management's evaluation will change due to changes in these factors or unforseen events.

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

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         While a loan is classified as nonaccrual and the future collection of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collection of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

         MORTGAGE SERVICING RIGHTS

         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights". The Statement required that the total cost of purchasing or originating mortgage loans which are subsequently sold or securitized with servicing rights retained be allocated between the mortgage servings rights and the loans based on the relative fair values of the loans and the mortgage servicing rights. On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement superseded SFAS No. 122 and requires that mortgage servicing assets be amortized in proportion to and over the period of estimated net servicing income, and the assessment for asset impairment be based upon the servicing rights' fair value. The adoption of the two statements had an immaterial effect on the financial statements of the Company.

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

         PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method based on estimated service lives of assets, or, for leasehold improvements, over the terms of the related leases, if shorter.

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

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transactions. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 with earlier adoption allowed. The Company elected to defer adoption of SFAS No. 133 until January 1, 1999. Due to its limited use of derivative instruments, the adoption of SFAS No. 133 is not expected to have a significant effect on the Company's results of operations or its financial position.

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

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         CASH FLOW

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

         COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

         As required by SFAS No. 130, prior year information has been modified to conform with the new presentation. The Company's only component of other comprehensive income relates to unrealized losses on available for sale securities. Information concerning the Company's other comprehensive income (loss) for the years ended December 31, 1998, 1997 and 1996 follows:


                                                                    1998              1997              1996
                                                               ---------------   ----------------  ----------------
Holding (losses) gains on available for sale securities,
    net of taxes of $(1,816), $471 and $(485) in 1998,
    1997, and 1996, respectively                                    $  (3,539)           $   873          $   (811)

Reclassification of gains recognized in net income,
    net of taxes of $567, $487 and $427 in 1998,
    1997 and 1996, respectively                                        (1,104)              (902)             (715)

                                                               ===============   ================  ================
Other comprehensive loss                                            $  (4,643)           $   (29)        $  (1,526)
                                                               ===============   ================  ================

         SEGMENT INFORMATION

         During the year ended December 31, 1998, the Company adopted the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Statement requires that public business enterprises report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. It also requires that the public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

         Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources, and in assessing performance. The Company has determined that it has one significant operating segment, the providing of general financial services to customers located in the single geographic area of North Carolina. The various products are those generally offered by financial institutions, and the allocation of resources is based on the overall performance of the institution, versus the individual branches or products.

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         There are no differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and the measurement of segment amounts has not changed for 1998 from prior years.

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

2.       MERGERS AND ACQUISITIONS

         On September 17, 1998 the Company completed the acquisition of United Federal Savings Bank ("United Federal") through the issuance of 1.098 shares of the Company's common stock for each share of United Federal's outstanding common stock, or 3,612,338 shares. On April 16, 1998 the Company completed the acquisition of Guaranty State Bancorp ("Guaranty") through the issuance of 2.12 shares of the Company's common stock for each share of Guaranty's outstanding common stock, or 1,888,481 shares. On October 2, 1997 the Company completed the acquisition of Mecklenburg through the issuance of 1.5 shares of the Company's common stock for each share of the outstanding common stock of Mecklenburg, or 3,277,602 shares. On October 31, 1997 the Company acquired Coastal through the issuance of 487,500 shares of the Company's stock. These mergers were accounted for as poolings of interests, however, due to materiality, Coastal was pooled for 1997 only.

         Separate results of the pooled entities for the years ended December 31, 1997 and 1996 are as follows:

1997:                 Company(1)     United Federal    Guaranty       Combined
                      ----------     --------------    --------       --------

Total income          $ 119,761      $ 26,627          $ 8,637        $ 155,025
Net interest income     53,586         10,428            4,376           68,390
Net income              16,584          1,802            1,140           19,526

1996:

Total income          $ 99,907       $ 23,022          $ 7,883        $ 130,812
Net interest income     45,632          8,429            3,997           58,058
Net income              13,220            496            1,080           14,796


         (1) Prior to United Federal and Guaranty mergers

         United Federal, prior to the merger with the Company, reported total income of $12.9 million, net interest income of $4.8 million and net income of $953,000 for the six months ended June 30, 1998.

         Guaranty, prior to the merger with the Company, reported total income of $2.2 million, net interest income of $1.2 million and net income of $334,000 for the three months ended March 31, 1998.

3.       SECURITIES

         The amortized cost and estimated market value of securities at December 31, 1998 and 1997 are as follows:


TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                      Gross            Gross            Estimated
                                                  Amortized        Unrealized        Unrealized          Market
                                                    Cost              Gains            Losses             Value
                                               ----------------  ----------------  ---------------   ----------------
1998:
  Available for sale:
      U.S. Treasury securities                      $  55,276        $  563            $       -          $ 55,839
      U.S. Agency obligations                          92,598           173                   89            92,682
      Mortgage-backed securities and
        collateralized mortgage obligations           237,029           309                8,954           228,384
      Obligations of states and political
        subdivisions                                   69,434         1,915                  272            71,077
      FHLB, Federal Reserve Bank and
        Federal Home Loan Mortgage Corporation
        Stock                                          17,222             -                   69            17,153
      Corporate securities                             16,196             1                  241            15,956
      Other investments                                 1,065             -                    1             1,064
                                               ----------------  ----------------  ---------------   ----------------
                                                    $ 488,820       $ 2,961          $     9,626          $482,155
                                               ----------------  ----------------  ---------------   ----------------
Held to maturity:
    U.S. Agency obligations                         $ 62,232        $ 1,078          $         3          $ 63,307
    Mortgage-backed securities and
      collateralized mortgage obligations              6,416             15                    8             6,423
    Obligations of states and political
      subdivisions                                    12,043            553                    2            12,594
    Other investments                                    447             19                    -               466
                                               ----------------  ----------------  ---------------   ----------------
                                                    $ 81,138        $ 1,665          $        13          $ 82,790
                                               ----------------  ----------------  ---------------   ----------------
1997:
    Available for sale:
      U.S. Treasury securities                      $113,277        $  836           $        41          $114,072
      U.S. Agency obligations                         22,263           107                     6            22,364
      Mortgage-backed securities and
        collateralized mortgage obligations          251,799             -                 1,277           250,522
      Obligations of states and political
        subdivisions                                  35,824           941                     3            36,762
      FHLB, Federal Reserve Bank and
        Federal Home Loan Mortgage Corporation
        Stock                                         22,249            20                     -            22,269
      Other investments                                  374             -                     -               374
                                               ----------------  ----------------  ---------------   ----------------
                                                     $445,786        $1,904          $     1,327          $446,363
                                               ----------------  ----------------  ---------------   ----------------
Held to maturity:
    U.S. Agency obligations                         $ 72,128        $   835          $        82          $ 72,881
    Mortgage-backed securities and
      collateralized mortgage obligations             15,287            184                   51            15,420
    Obligations of states and political
      subdivisions                                    12,998            409                    2            13,405
    Other investments                                    253             20                    -               273
                                               ----------------  ----------------  ---------------   ----------------
                                                    $100,666        $ 1,448          $       135          $101,979
                                               ----------------  ----------------  ---------------   ----------------


         The amortized cost and estimated market value of securities at December 31, 1998 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                                                      Estimated
                                                                                    Amortized          Market
                                                                                      Cost              Value
                                                                                 ----------------  ----------------
Available for sale:

Due in one year or less                                                             $ 106,283          $ 106,660
Due after one year through five years                                                  52,854             53,083
Due after five years through ten years                                                 30,953             31,335
Due after ten years                                                                   280,443            272,860
Other equity securities                                                                18,287             18,217
                                                                                 ----------------  ----------------
                                                                                    $ 488,820          $ 482,155
                                                                                 ----------------  ----------------

Held to maturity:

Due in one year or less                                                             $  20,099          $  20,196
Due after one year through five years                                                  47,754             48,852
Due after five years through ten years                                                  8,988              9,237
Due after ten years                                                                     4,297              4,505
                                                                                 ----------------  ----------------
                                                                                    $  81,138          $  82,790
                                                                                 ----------------  ----------------

         Gross realized gains and losses on sales of available for sale securities for the years ended December 31, 1998, 1997 and 1996 are summarized below:


                                                                    1998             1997              1996
                                                               ---------------  ----------------  ----------------
Gross realized gains                                               $ 1,745          $ 2,575           $ 3,831
                                                               ---------------  ----------------  ----------------

Gross realized losses                                              $    74          $ 1,186           $ 2,689
                                                               ---------------  ----------------  ----------------



         Included in the 1996 gross realized gains and losses are gross gains of $1,889,051 and gross losses of $682,049 on terminations or marks to market of end-user derivatives.

         During 1996, the Company, upon evaluation of the acquired investment portfolio of Granville United Bank, transferred securities with an amortized cost of $4,557,000 and an estimated market value of $4,400,000 from the available for sale category to the held to maturity category.

         Mecklenburg liquidated its Held to Maturity portfolio during 1996. The carrying value of the liquidated securities was approximately $14,715,000 and a loss of approximately $70,000 was recognized on the related sales.

         Securities with an amortized cost of approximately $152 million and $147 million as of December 31, 1998 and 1997, respectively, were pledged to secure public deposits, certain short term debt, Federal Home Loan Bank ("FHLB") advances and for other banking purposes.


TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


4.       LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

         Major classifications of loans as of December 31, 1998 and 1997, are summarized as follows:

                                                                                      1998              1997
                                                                                 ----------------  ----------------
Commercial                                                                             $ 204,395         $ 216,370
Real estate:
    Construction and land development                                                    180,243           159,815
    Residential, 1-4 families                                                            432,214           442,434
    Residential, 5 or more families                                                       13,653            23,296
    Farmland                                                                              26,672            13,595
    Nonfarm, nonresidential                                                              355,120           275,629
Agricultural production                                                                   14,342            16,664
Consumer                                                                                 125,194           127,367
Leases                                                                                    27,598            13,387
Other                                                                                        617             2,005
Net deferred loan costs                                                                    3,089               374
                                                                                 ----------------  ----------------
                                                                                       1,383,137         1,290,936
Less allowance for loan and lease losses                                                  19,584            17,797
                                                                                 ----------------  ----------------

               Net loans                                                              $1,363,553        $1,273,139
                                                                                 ================  ================

         A summary of the allowance for loan and lease losses for the years ended December 31, 1998, 1997 and 1996, is as follows:


                                                                    1998              1997              1996
                                                               ---------------   ----------------  ----------------

Balance, beginning of year                                          $  17,797          $  14,812         $  13,738
Provision charged against income                                        5,115              5,121             2,515
Loans and leases charged off, net of recoveries                        (3,328)            (3,341)           (1,343)
Allowance on purchased (sold) loans and leases                       -                     1,205               (98)
                                                               ---------------   ----------------  ----------------

Balance, end of year                                                $  19,584          $  17,797         $  14,812
                                                               ===============   ================  ================


         Nonperforming assets at December 31, 1998 and 1997, consist of the following:


TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                                   1998               1997
                                                                              ----------------   ---------------

Loan past due ninety days or more                                                 $ 5,682           $ 6,078
Nonaccrual loans                                                                        4,945             2,497
Foreclosed assets (included in other assets)                                            2,101               594
                                                                              ----------------   ---------------
                                                                                    $  12,728          $  9,169
                                                                              ================   ===============

5.       MORTGAGE LOAN SERVICING

         Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 1998 and 1997 are summarized as follows:

                                                                                        1998              1997
                                                                                  ----------------  ----------------
Mortgage loans and mortgage loans underlying pass-through securities:
        GNMA                                                                            $ 122,665         $ 160,138
        FHLMC                                                                             113,025           127,726
        FNMA                                                                               64,091            87,781
        NCHFA                                                                             103,796            81,761
        Other investors                                                                     2,678             2,482
                                                                                  ----------------  ----------------
                                                                                        $ 406,255         $ 459,888
                                                                                  ================  ================


         Custodial balances maintained in connection with the foregoing loan servicing arrangements were $7,216,334 and $4,484,743 at December 31, 1998 and 1997, respectively.

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The following is an analysis of the changes in mortgage servicing rights and excess servicing fees receivable balances for the years 1998, 1997 and 1996. Upon adoption of SFAS No. 125 in 1997, the balance of excess servicing fees was combined with and incorporated as a part of mortgage servicing rights. Mortgage servicing rights are included in other assets.

                                                                                    Mortgage           Excess
                                                                                    Servicing         Servicing
                                                                                     Rights             Fees
                                                                                 ----------------  ----------------
Balance, December 31, 1995                                                              $  2,628           $   212
Additions                                                                                    270          -
Amortization                                                                                (372)             (105)
                                                                                 ----------------  ----------------
Balance, December 31, 1996                                                                 2,526               107
Additions                                                                                    924          -
Amortization                                                                                (551)         -
Transfer of excess servicing fees                                                            107              (107)
                                                                                 ----------------  ----------------
Balance, December 31, 1997                                                                 3,006          -
Additions                                                                                    681          -
Amortization                                                                                (817)         -
                                                                                 ----------------  ----------------
Balance, December 31, 1998                                                              $  2,870   $       -
                                                                                 ================  ================

         Additions to mortgage servicing rights in 1998 and 1997 include approximately $343,000 and $520,000, respectively, paid to purchase the rights to service FHLMC and FNMA loans with unpaid principal balances of approximately $28 million and $54 million, respectively.

6.       PREMISES AND EQUIPMENT

         Premises and equipment at December 31, 1998 and 1997, are as follows:


                                                                                      1998              1997
                                                                                 ----------------  ----------------
Premises                                                                               $  26,742         $  25,653
Equipment and fixtures                                                                    23,393            19,818
Leasehold improvements                                                                     1,145             1,003
                                                                                 ----------------  ----------------
                                                                                          51,280            46,474
Less accumulated depreciation and amortization                                            19,427            16,170
                                                                                 ----------------  ----------------
                                                                                          31,853            30,304
Construction in process                                                                      387             1,606
Land                                                                                       8,252             8,371
                                                                                 ----------------  ----------------

                                                                                       $  40,492         $  40,281
                                                                                 ================  ================

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.       INTANGIBLE ASSETS

         Intangible assets at December 31, 1998 and 1997 are as follows:

                                                                                      1998              1997
                                                                                 ----------------  ----------------
Core deposit premiums                                                                  $  30,470         $  30,470
Goodwill                                                                                   2,083             2,083
Other intangibles                                                                          1,002             1,002
                                                                                 ----------------  ----------------
                                                                                          33,555            33,555
Less accumulated amortization                                                              9,348             5,867
                                                                                 ----------------  ----------------
                                                                                       $  24,207         $  27,688
                                                                                 ================  ================

         Amortization expense, principally related to the core deposit premiums, amounted to approximately $3,481,000, $2,294,000, and $1,528,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

8.       SHORT-TERM DEBT

         Short-term debt consisted of the following as of December 31, 1998 and 1997:

                                                                                      1998              1997
                                                                                 ----------------  ----------------

Securities sold under repurchase agreements                                            $  18,583         $  20,602
Reverse repurchase agreements                                                             44,667          -
Federal funds purchased                                                                   67,000            24,800
Masternotes                                                                               28,386            15,704
Other                                                                                        344               400
                                                                                 ----------------  ----------------

                                                                                       $ 158,980         $  61,506
                                                                                 ================  ================

         The weighted average rate on short-term debt was 5.02% and 5.15% at December 31, 1998 and 1997, respectively.

         The Company has pledged certain securities to collateralize the repurchase agreements. These agreements generally mature and are renewed daily.

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

9.       FEDERAL HOME LOAN BANK OF ATLANTA ADVANCES

         FHLB advances with maturity dates and weighted average rates (WAR) as of December 31, 1998 and 1997 are as follows:

                                                              1998                               1997
                                                  Amount               WAR            Amount               WAR
                                                 ---------            -----          ---------             -----
Due in one year                                   $  6,800             6.18%         $ 135,000             5.79%
Due after one year within two years                     -                 -              6,800             6.18%
Due after two years within three
    years                                           60,000             4.68%                 -                 -
Due after three years within
    four years                                      63,500             6.19%                 -                 -
Due after four years within five years                   -                 -            63,500             6.19%
                                                 ---------            -----          ---------             -----
                                                 $ 130,300             5.49%         $ 205,300             5.92%
                                                 =========             ====          =========             ====

         The advances are collateralized by qualifying mortgage loans and investment securities.

         Each of the Banks is required to purchase and hold certain amounts of FHLB stock in order to obtain FHLB advances. No ready market exists for the FHLB stock and it has no quoted market value. This stock has a carrying value based on cost and is redeemable at $100 per share subject to certain limitations set by the FHLB.

10.      CORPORATION OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES

         Corporation obligated mandatorily redeemable capital securities ("Trust Securities") aggregating $20 million were issued in June 1997 through the Trust, a statutory business trust registered in the State of Delaware. These Trust Securities bear interest at the rate of 9.375% and have a maturity of thirty years.

         The proceeds from the Trust Securities were used by the Trust to purchase junior subordinated debentures of the Company with a yield and maturity identical to the Trust Securities. The distribution rate and payment dates of the Trust Securities correspond to the distribution rate and interest payment dates of the junior subordinated debentures, which are the sole assets of the Trust. The Company has irrevocably and unconditionally guaranteed all of the Trust's obligations under the Trust Securities, but only to the extent of funds held by the Trust. The Trust Securities are subject to mandatory redemption in whole, but not in part, upon repayment of the junior subordinated debentures at their stated maturity or upon their early redemption. The junior subordinated debentures may be redeemed prior to their stated maturity upon the occurrence of certain events or at the option of the Company on or after June 1, 2007.

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

11.      INCOME TAXES

         The components of income tax expense for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                    1998              1997              1996
                                                               ---------------   ----------------  ----------------
Current expense                                                     $  11,521          $  11,411          $  8,817
Deferred expense (benefit)                                               (304)              (871)               23
                                                               ---------------   ----------------  ----------------

                                                                    $  11,217          $  10,540          $  8,840
                                                               ===============   ================  ================


         The reconciliation of expected income tax at the statutory Federal rate (35%) with income tax expense for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                                    1998              1997              1996
                                                               ---------------   ----------------  ----------------
Expected income tax expense at statutory rate                       $  11,576          $  10,497          $  8,256
Increase (decrease) in income tax expense
    resulting from:
      State taxes, net of federal tax benefit                             240                765               606
      Benefit of net operating loss carryforward                     -                  -                     (229)
      Tax exempt interest                                              (1,265)              (682)             (446)
      Non-deductible interest                                             180                 63                13
      Other, net                                                          486               (103)              640
                                                               ---------------   ----------------  ----------------

        Income tax expense                                          $  11,217          $  10,540          $  8,840
                                                               ===============   ================  ================


         The components of net deferred tax assets at December 31, 1998 and 1997 are as follows:

                                                                                      1998              1997
                                                                                 ----------------  ----------------

Allowance for loan and lease losses                                                     $  6,999          $  4,927
Accumulated depreciation                                                                   2,900             2,920
Deferred compensation                                                                        601               528
Net operating loss carryforwards                                                           1,841             1,858
Depreciable basis of fixed assets                                                         (2,299)           (1,981)
Net investment in direct financing leases and related equipment                           (1,000)             (827)
Other                                                                                       (827)              486
Unrealized securities losses (gains)                                                       2,382              (216)
                                                                                 ----------------  ----------------

                                                                                       $  10,597          $  7,695
                                                                                 ================  ================

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The Company has federal net operating loss carryforwards of approximately $4,655,000, which expire in years 2003 through 2008. Use of the net operating loss carryforwards is limited to approximately $654,000 each year.

12.      EMPLOYEE BENEFIT PLANS

         The Company maintains a 401(k) plan for its subsidiaries' employees 21 years of age or over with at least one year of service, which covers substantially all employees. Under the plan, employees may contribute from 2% to 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. Employees may elect for up to 25% of their contributions to be invested in the Company's common stock. The Company matches, in contributions of the Company's common stock, 100% of the employee's first 2% of contributions and 50% of the next 4% of contributions. The Company contributed approximately $792,000, $890,000 and $601,000 to the plans in 1998, 1997 and 1996, respectively.

         The Company maintains an Employee Stock Purchase Plan (the "ESPP") that allows employees to purchase stock of up to 10% of their compensation through payroll deduction. In May 1997 this plan was amended to allow the purchase of the stock at a 15% discount. The discount is taken on the lower of the market price at the beginning or end of each six month period, with shares being issued out of authorized but unissued shares. A total of 375,000 shares have been authorized for the plan with 43,070 issued as of December 31, 1998.

13.      EARNINGS PER SHARE

         The Company adopted SFAS No. 128 "Earnings Per Share" on December 31, 1997. As required, all prior period earnings per share have been restated to conform with the provisions of the statement.

         The following table provides a reconciliation of the numerator (income available to shareholders) and denominator (average number of shares outstanding) for the purpose of the basic and diluted EPS calculations for the years ended December 31, 1998, 1997, and 1996.

                                                                    1998              1997              1996
                                                               ---------------   ----------------  ----------------
Net income                                                          $  21,858          $  19,526         $  14,796
                                                               ===============   ================  ================

Average outstanding shares for basic EPS                               25,112             24,657            24,056
Dilutive effect of stock options and warrants                             791                904               729
                                                               ---------------   ----------------  ----------------
             Total shares for diluted EPS                              25,903             25,561            24,785
                                                               ===============   ================  ================

14.      COMMON STOCK

         On April 28, 1998 the Company's shareholders approved increasing the number of shares authorized to 50,000,000. On May 12, 1998 the Company's Board of Directors approved a three for two stock split effected in the form of a 50% stock dividend. The date of record was June 15, 1998 and the dividend was paid on June 30, 1998. All share and per share information has been adjusted to reflect the stock split.

         The Company has a Long-Term Incentive Plan which allows the Board of Directors to award any combination of stock options, restricted stock and cash.

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The Company has a qualified incentive stock option plan for the benefit of certain of the Company's key officers and employees and a non-qualified stock option plan for directors and certain officers (the "1988 Stock Option Plans"). The 1988 Stock Option Plans expired on January 4, 1998, and as such, no new awards were made after that date. Options under these plans are exercisable at no less than fair market value at the date of grant and are subject to a prorated five-year, and in some instances three-year, vesting requirement. The options are exercisable as they vest and expire no later than ten years after that date.

         The 1998 Omnibus Stock Plan ("1998 Omnibus Plan") reserves 1,500,000 shares for future grants in the form of stock options, restricted stock awards and stock appreciation rights, the terms and conditions of which are to be determined at the date of grant. Incentive options under this plan are granted at fair market value and have ten year lives.

         On January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Accordingly, no compensation cost has been recognized for options granted under the 1988 Stock Option Plans, the 1998 Omnibus Plan or the ESPP. The disclosure below of the pro forma net income and earnings per share, had the fair value based method of accounting been used, applies only to options granted after December 31, 1994. Therefore, the effects of applying SFAS No. 123 during the initial phase in period may not be representative of future years.

         The pro forma effect on net income and earnings per share of recording compensation expense in accordance with SFAS No. 123 is presented in the table below:

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                       1998              1997               1996
                                                                    ---------          ---------         ---------
Net income:
    As reported                                                     $  21,858          $  19,526         $  14,796
    Pro Forma                                                          21,304             18,989            14,525
Basic earnings per share:
    As reported                                                      $    .87           $    .79          $    .62
    Pro Forma                                                             .85                .77               .60
Diluted earnings per share:
    As reported                                                      $    .84           $    .76          $    .60
    Pro Forma                                                             .82                .74               .59

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The fair value of options granted during 1998, 1997 and 1996 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                      1998              1997              1996
                                                                    ---------          ---------         ---------
Employee Stock Purchase Plan:
Weighted average grant date fair value                               $    .91           $   3.53          $     -
Dividend yield                                                          2.02%              2.10%                -
Risk free interest rates                                                4.54%              6.00%                -
Expected lives (years)                                                    .50                .50                -
Volatility                                                             33.71%             32.00%                -

1988 STOCK OPTION PLANS:
Weighted average grant date fair value                               $     -            $   4.28          $   2.32
Dividend yield                                                             -               3.30%             3.90%
Risk free interest rates                                                   -               6.00%             6.00%
Expected lives (years)                                                     -                6.96               7.0
Volatility                                                                 -              32.00%            21.00%

1998 OMNIBUS PLAN:
Weighted average grant date fair value                               $   5.79           $      -          $    -
Dividend yield                                                          2.26%                  -               -
Risk free interest rates                                                4.54%                  -               -
Expected lives (years)                                                    5.0                  -               -
Volatility                                                             33.71%                  -               -

         A summary of the status of the 1988 Stock Option Plans and the 1998 Omnibus Plan as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates, including weighted average exercise price (Price), is presented below:

                                     1998                             1997                           1996
                          -------------------------        -----------------------         -----------------------
                           Shares           Price           Shares          Price          Shares           Price
                          ---------        --------        ---------       -------         ---------       -------
Outstanding at
    beginning of year     1,737,039        $   6.82        1,989,842       $  6.10         1,458,791       $  5.43
Pooling adjustment                                                                           268,558
Granted                     252,749           19.45          194,393         13.71           429,720          9.97
Exercised                  (479,186)           5.56         (396,071)         5.37          (101,309)         4.12
Forfeited                   (48,804)           9.88          (51,125)         8.00           (65,918)         7.39
                          ---------        --------        ---------       -------         ---------       -------
Outstanding at end
    of year               1,461,798        $   9.31        1,737,039       $  6.82         1,989,842       $  6.10
                          =========        ========        =========       =======         =========       =======

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


         The following table summarizes information about the Stock Option Plans and the 1998 Omnibus Stock Plan at December 31, 1998 including weighted average remaining contractual term in years (Term) and weighted average exercise price (Price).

                                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
       RANGE OF EXERCISE            ---------------------------------------------           -------------------------
             PRICE                    NUMBER               TERM           PRICE             NUMBER             PRICE
--------------------------          ---------              ----          --------           -------          --------
$   2.44 - 4.00                       222,286              1.73          $   3.68           191,318          $   3.63
    4.17 - 4.81                       160,053              4.34              4.43           160,053              4.43
    4.93 - 5.97                       145,077              4.40              5.31           131,929              5.31
    6.00 - 7.33                       141,120              6.23              6.59            87,660              6.59
    7.67                              235,000              7.43              7.67           235,000              7.67
    8.25 - 12.12                      159,938              5.80             10.43            89,058             10.92
    12.25 - 18.75                     148,290              8.33             13.73            29,253             13.76
    19.42                             224,619              9.07             19.42          -                 -
    19.46 - 23.33                      25,415              9.30             20.19               367             23.33
                                    ---------              ----          --------           -------          --------
                                    1,461,798              6.01          $   9.31           924,638          $   6.34
                                    =========              ====          ========           =======          ========

         During 1998, 990 of the Company's warrants were exercised leaving 5,310 remaining. All the warrants have an exercise price of $6.11 and expire on December 31, 2000.

15.      REGULATORY RESTRICTIONS

         The Banks, as North Carolina banking corporations, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank.

         Under regulations of the Federal Reserve, banking affiliates are required to maintain certain minimum average reserve balances which include both cash on hand and deposits with the Federal Reserve. These deposits are included in cash and cash equivalents in the accompanying balance sheets. At December 31, 1998 and 1997, the Banks were required to maintain such balances aggregating approximately $12,957,000 and $11,336,000, respectively.

         The Company and the Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Management believes, as of December 31, 1998, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

         As of June 30, 1998, the most recent notification from regulators, the Company and the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Banks must maintain minimum amounts and ratios, as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Company's or the Banks' category.

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         A summary of the Company's, Triangle's, and Mecklenburg's required and actual capital components in the categories of total capital to risk weighted assets (Total/RWA); tier 1 capital to risk weighted assets (Tier 1/RWA); and tier 1 capital to average assets (Tier 1/AA) for capital adequacy purposes (Capital Adequacy) and to be well capitalized under the prompt corrective action provisions (Well Capitalized) is as follows:



                                     Actual           Capital Adequacy          Well Capitalized
                             --------------------   ---------------------    -----------------------
As of December 31, 1998:       Amount     Ratio      Amount       Ratio       Amount        Ratio
------------------------     ---------  ---------   ----------  ---------    -----------  ----------
Total/RWA                    $ 182,343      11.4%   $  128,035       8.0%    $   160,044       10.0%
Tier 1/RWA                     162,759      10.2%       64,017       4.0%         96,026        6.0%
Tier 1/AA                      162,759       7.9%       80,413       4.0%        100,516        5.0%

As of December 31, 1997:
------------------------

Total/RWA                    $ 160,370      12.1%   $  106,229       8.0%    $   132,786       10.0%
Tier 1/RWA                     144,372      10.9%       53,114       4.0%         79,672        6.0%
Tier 1/AA                      144,372       7.7%       75,022       4.0%         93,777        5.0%

Triangle:

As of December 31, 1998:
------------------------

Total/RWA                    $ 148,461      10.6%   $  111,593       8.0%    $   139,492       10.0%
Tier 1/RWA                     131,258       9.4%       55,797       4.0%         83,695        6.0%
Tier 1/AA                      131,258       7.3%       71,442       4.0%         89,303        5.0%

As of December 31, 1997:
------------------------

Total/RWA                    $ 128,896      11.0%   $  93,900        8.0%    $   117,375       10.0%
Tier 1/RWA                     114,821       9.8%      46,950        4.0%         70,425        6.0%
Tier 1/AA                      114,821       7.1%      64,913        4.0%         81,141        5.0%

Mecklenburg:

As of December 31, 1998:
------------------------

Total/RWA                    $  23,363      13.1%   $  14,217        8.0%    $    17,771       10.0%
Tier 1/RWA                      21,416      12.1%       7,108        4.0%         10,663        6.0%
Tier 1/AA                       21,416       9.5%       8,978        4.0%         11,223        5.0%

As of December 31, 1997:
------------------------

Total/RWA                    $  21,359      15.1%   $  11,352        8.0%    $    14,190       10.0%
Tier 1/RWA                      19,772      13.9%       5,676        4.0%          8,514        6.0%
Tier 1/AA                       19,772       7.3%      10,805        4.0%         13,507        5.0%


TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

15.      LEASE OBLIGATIONS

         The Company leases a portion of its facilities under various operating leases. Rental expense related to such leases amounted to approximately $1,339,000, $1,240,000 and $1,170,000 in 1998, 1997 and 1996,
         respectively.

         Noncancelable, long-term lease commitments at December 31, 1998 range from $1,360,000 in 1999 to $1,048,000 in 2003.

16.      SPECIAL SAIF ASSESSMENT

         On September 30, 1996, the "Deposit Insurance Funds Act of 1996" was enacted. The legislation included a special assessment to recapitalize the SAIF insurance fund up to its statutory goal of 1.25% of insured deposits. The assessment required United Federal to pay an amount equal to approximately 65.7 basis points of its SAIF assessable deposit base as of March 31, 1995, which resulted in a charge to income during the year ended December 31, 1996 of $1,316,280.

17.      COMMITMENTS AND CONTINGENCIES

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

         As of December 31, 1998 and 1997, outstanding financial instruments whose contract amounts represent credit risk were as follows:

                                                       1998           1997
                                                    ---------       ---------

         Unfunded loans and lines of credit         $ 311.317       $ 263.890
                                                    =========       =========

         Standby letters of credit                  $   4,047       $   3,852
                                                    =========       =========

         Mecklenburg used off-balance sheet financial contracts to assist in managing interest rate risk. Instruments used for this purpose include interest rate swaps, interest rate caps and interest rate floors. Mecklenburg managed the counterparty credit risk associated with these instruments through credit approvals, limits and monitoring procedures.

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         For interest rate swaps, interest rate caps and interest rate floors, notional principal amounts often are used to express the volume of transactions however, the amount potentially subject to credit risk is much smaller.

         All these instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. At December 31, 1998, off-balance sheet financial instruments and their related fair values are as follows:

                                                                          Estimated      Contract or
                                                                            Fair           Notional
                                                               Amount       Value           Amount
                                                               ------       -----           ------


         Purchased interest rate floors:
             Unassigned (Strike price 5%, 3 month LIBOR
              index, March 1996-March 2000)                    $   17     $    17         $  15,000
                                                               ======     =======         =========



         Various legal proceedings against the Company and its subsidiaries have arisen from time to time in the normal course of business. Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial position or results of operations of the Company or its subsidiaries.

18.      RELATED PARTY TRANSACTIONS

         In the normal course of business, certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, were loan customers.

         Activity in these loans for the year ended December 31, 1998 is summarized as follows :

         Balance, beginning of year                         $      5,076
         Loans made                                                8,936
         Payment received                                         (5,984)
         Changes in composition                                   (1,407)
                                                            --------------
         Balance, end of year                               $      6,621
                                                            ==============

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

19.      PARENT COMPANY FINANCIAL DATA

         The Company's principal asset is its investment in its subsidiaries. Condensed financial statements for the parent company as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                     1998               1997
                                                                  ----------         -----------

         CONDENSED BALANCE SHEETS

         Cash                                                     $    8,320         $    16,161
         Securities available for sale                                 5,001                 -
         Investments in wholly-owned subsidiaries                    176,485             165,241
         Loan to subsidiary                                           20,400               6,200
         Other assets                                                  1,777               1,468
                                                                  ----------         -----------

                Total Assets                                      $  211,983         $   189,070
                                                                  ==========         ===========

         Short-term debt                                              28,386              15,705
         Other liabilities                                               -                   326
         Junior subordinated deferred interest debentures             20,570              20,568
                                                                  ----------         -----------
                Total liabilities                                 $   48,956         $    36,599

         Shareholders equity                                         163,027             152,471
                                                                  ----------         -----------
                Total liabilities and shareholders' equity        $  211,983         $   189,070
                                                                  ==========         ===========


                                                                     1998               1997              1996
                                                                  ----------         -----------       -----------

CONDENSED STATEMENTS OF INCOME

Dividends from wholly-owned subsidiaries                          $    8,029         $     6,580       $     3,778
Interest income                                                        1,383                 773                 8
                                                                  ----------         -----------       -----------
Total income                                                           9,412               7,353             3,786
                                                                  ----------         -----------       -----------

Interest expense                                                       2,748               1,441                -
Other expenses                                                           282                 217               151
                                                                  ----------         -----------       -----------
Total expenses                                                         3,030               1,658               151
                                                                  ----------         -----------       -----------
Income before tax benefit and equity in earnings of
    wholly-owned subsidiaries                                          6,382               5,695             3,635
Income tax benefit                                                       643                 -                 -
                                                                  ----------         -----------       -----------
Income before equity in undistributed earnings
    of wholly-owned subsidiaries                                       7,025               5,695             3,635

Equity in undistributed earnings of wholly-owned
    subsidiaries                                                      14,833              13,831            11,161
                                                                  ----------         -----------       -----------
      Net income                                                  $   21,858         $    19,526       $    14,796
                                                                  ==========         ===========       ===========



TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------------------

                                                                     1998               1997              1996
                                                                  ----------         -----------       -----------

CONDENSED STATEMENT OF CASH FLOWS

Cash flows from operating activities:
     Net income                                                   $   21,858         $    19,526       $    14,796
     Equity in undistributed earnings of wholly-owned
        subsidiaries                                                 (14,833)            (13,831)          (11,161)
     Amortization                                                         22                  19                10
     Decrease (increase) in other assets                                (328)                223              (309)
     Increase (decrease) in other liabilities                           (326)                 98                 41
                                                                   ----------        ------------      ------------
        Net cash provided by operating activities                      6,393               6,035              3,377
                                                                   ----------        ------------      ------------
Cash flows from investing activities
     Investment in subsidiary                                           (242)            (12,447)               798
     Net increase in loan to subsidiary                              (14,200)             (6,200)             -
     Purchase of securities available for sale                        (5,000)                -                -
     Purchase of common securities                                       -                  (617)             -
                                                                   ----------        ------------      ------------
        Net cash provided by (used in) investing
            activities                                               (19,442)            (19,264)               798
                                                                   ----------        ------------      ------------

Cash flows from financing activities:
     Net increase in masternotes                                      12,681              15,705              -
     Proceeds fro junior subordinated debentures                         -                20,568              -
     Shares issued under stock plans                                   3,084               2,332                596
     Dividends paid                                                   (8,322)             (6,249)            (4,442)
     Cash issued for fractional shares                                   (18)                -                   (3)
     Debt issuance cost                                                  -                  (627)             -
     Repurchased shares                                               (2,217)             (2,732)              (277)
                                                                   ----------        ------------      -------------
        Net cash provided by (used in) financing activities            5,208              28,997             (4,126)
                                                                   ----------        ------------      -------------
        Net increase (decrease) in cash                               (7,841)             15,768                 49
     Cash at beginning of year                                        16,161                 393                344
                                                                   ----------        ------------      -------------
     Cash at end of year                                          $    8,320         $    16,161       $        393
                                                                   ==========        ============      =============


20.      FAIR VALUE OF FINANCIAL STATEMENTS

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

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

         Short-term debt includes repurchase agreements and Federal funds purchased, which reprice daily or monthly to allow for their market value to equal their carrying value. The fair value of FHLB advances and the corporation obligated mandatorily redeemable capital securities are determined by discounting contractual cash flows using current rates for similar borrowings.

         The carrying value of accrued interest approximates the fair value.

         The fair value of unfunded loans and lines of credit and standby letters of credit approximates the stated value since they are either short term in nature or subject to immediate repricing.

         The following table presents information for financial assets and liabilities as of December 31, 1998 and 1997:



                                                  1998                          1997
                                        -----------------------       -----------------------

                                         Carrying       Fair             Carrying          Fair
                                          Value         Value              Value           Value
                                       -----------     -----------     -------------   --------------

Financial assets:
  Cash and due from banks              $   76,624     $    76,624     $      59,938    $      59,938
  Federal funds sold                         -             -                  4,219            4,219
  Interest-bearing deposits in banks          911             911            34,195           34,195
  Securities                              563,293         564,945           547,029          548,341
  Loans, net                            1,363,553       1,374,490         1,273,139        1,281,100
  Mortgage servicing rights                 2,870           3,545             3,006            4,543
  Interest receivable                      16,468          16,468            15,687           15,687
                                       -----------    ------------    -------------    --------------
     Total financial assets            $2,023,719     $ 2,036,983     $   1,937,213    $   1,948,023
                                       ===========    ============    =============    ==============

Financial liabilities:
  Deposits                             $1,625,898     $ 1,633,867     $   1,550,240    $   1,558,872
  Short-term debt                         158,980         158,902            61,506           61,502
  Federal Home Loan Bank of Atlanta
    advances                              130,300         129,770           205,300          206,545
  Corporation obligated mandatorily
    redeemable capital securities          19,952          17,919            19,951           18,093
  Interest payable                          8,292           8,292             9,380            9,380
                                       ----------     -----------     -------------    -------------
     Total financial liabilities       $1,943,422     $ 1,948,750     $   1,846,377    $   1,854,392
                                       ==========     ===========     =============    =============


TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The Company's remaining assets and liabilities are not considered financial instruments.

21.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized unaudited quarterly financial data for the years ended
         December 31, 1998 and 1997 is as follows:

                                        Fourth              Third               Second                First
                                     ------------        ------------        ------------         ------------

1998:
     Inerest income                 $     37,909        $     38,717        $     38,305         $     38,397
     Interest expense                     19,264              19,699              19,622               20,113
     Provision for loan losses             1,286               1,223               1,155                1,451
     Noninterest income                    5,499               4,451               4,659                3,847
     Noninterest expense                  12,556              15,666              14,130               12,544
     Income tax expense                    3,549               2,141               2,773                2,754
                                    ------------        -------------       -------------         ------------
     Net income                     $      6,753        $      4,439        $      5,284         $      5,382
                                    ============        =============       =============        =============
     Basic earnings per share       $        .27        $         .18       $         .21        $         .21
                                    ============        =============       =============        =============
     Diluted earnings per share     $        .26        $         .17       $         .20        $         .21
                                    ============        =============       =============        =============
1997:
     Interest income                $     37,573        $      35,830       $      33,357        $      31,343
     Interest expense                     18,889               18,469              16,705               15,650
     Provision for loan losses             1,631                1,291               1,572                  627
     Noninterest income                    3,809                3,691               6,060                3,362
     Noninterest expense                  15,028               12,246              11,499               11,352
     Income tax expense                    1,803                2,557               3,552                2,628
                                    ------------         ------------       -------------        -------------
     Net income                     $      4,031                4,958               6,089                4,448
                                    ============        =============       =============        =============
     Basic earnings per share       $        .16        $         .20       $         .25        $         .18
                                    ============        =============       =============        =============
     Diluted earnings per share     $        .16        $         .19       $         .24                  .17
                                    ============        =============       =============        =============


22.      OTHER INVESTING AND FINANCING ACTIVITIES

         Excluded from the consolidated statements of cash flows was the effect of transfers to trading securities of $41,867,000 during 1997 and transfers to securities held to maturity of $4,577,000 in 1996.

TRIANGLE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



         The Company acquired ten branches and divested of two branches in 1997 and acquired five branches and divested of one branch in 1996. In conjunction with these transactions, net assets acquired and net liabilities assumed were as follows:

                                                                 1997                   1996
                                                             ------------          --------------

         Deposits                                            $    173,584          $      80,195
         Loans                                                    (51,931)                   117
         Premium paid on deposits                                 (15,824)                (5,026)
         Premises and equipment                                    (3,028)                (1,015)
         Other assets                                                (593)                  (132)
         Other liabilities                                            405                    142
                                                             ------------          --------------
                 Net cash acquired                           $    102,613          $      74,281
                                                             ============          ==============
