Form 10-Q
period 1999-03-31
TRIANGLE BANCORP INC
filed 1999-05-17
CIK 885576

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                                    25,132,681
         ------------                                    ----------
            Class                                   Outstanding at May 5, 1999

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998 and the Consolidated Statements of Income and Cash Flows for the three month periods ended March 31, 1999 and March 31, 1998 have been included as attachments to this report.

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

         OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999  AND 1998
         ---------------------------------------------------------------------

         The Company's net income for the three months ended March 31, 1999 was $6,602,000 compared to $5,382,000 for the same period in 1998, an increase of 23%. Diluted earnings per share were $0.26 for the three months ended March 31, 1999 compared to $0.21 per share for the same period in 1998. Excluding after-tax nonrecurring merger expenses in the first quarter of 1998, net income was $5,586,000 and diluted earnings per share were $.22.

         For the three months ended March 31, 1999, the annualized returns on average assets and equity were 1.27% and 16.08%, respectively, compared to 1.09% and 14.00%, respectively, for the same period in 1998. Excluding nonrecurring merger expenses in the first quarter of 1998, the annualized returns on average assets and equity were 1.14% and 14.53%, respectively.

         Net taxable equivalent interest income for the three months ended March 31, 1999 was $19,576,000 compared to $19,211,000 for the same period in 1998, an increase of $365,000. Average earning assets increased $104 million with loans increasing $109 million and investments declining by $5 million. While the volume of earning assets increased, the taxable equivalent yields declined due to the overall interest rate environment including the reduction in the prime based lending rate and accelerated mortgage prepayments on collateralized mortgage obligations in the investment portfolio. Average costing liabilities increased by $75 million, with deposits growing $34 million, short-term debt increasing $94 million and FHLB advances declining $54 million. The increase in short-term debt is attributable to the Company being in a federal funds purchased position for much of the first quarter of 1999 as compared to 1998. Also, reverse repurchase agreements were used as an alternative to higher priced deposits to fund loan growth. The cost of liabilities decreased when comparing the first quarter of 1999 to 1998, again due to the overall interest rate environment. The net taxable equivalent yield on interest earning assets decreased by 15 basis points to 4.08% for the quarter ended March 31, 1999 to 4.23% for the quarter ended March 31, 1998.

         For the three months ended March 31, 1999, a loan loss provision of $1,315,000 was made compared to a provision of $1,451,000 for the same period in 1998. Net charge-offs to average loans for the quarter ended March 31, 1999 were .35% compared to .41% for the quarter ended March 31, 1998.

         Noninterest income for the three months ended March 31, 1999 was $4,773,000 compared to $3,847,000 for the same period in 1998, an increase of $926,000 or 24%. An increase of $253,000 was seen in securities gains over 1998. Service charges on deposit accounts increased $147,000, with growth in activity charges and overdraft charges. Investment commissions and fees increased $176,000 due to increased volume at Triangle Investment Services. Other operating income increased $272,000 primarily due to income on bank owned life insurance purchased by the Company in the third quarter of 1998 and the first quarter of 1999.

         Recurring noninterest expenses decreased $271,000, or 2%, for the three months ended March 31, 1999 compared to the same period in 1998. The decrease is attributable to efficiencies achieved from two mergers in 1998, Guaranty State Bancorp in April and United Federal Savings Bank in September. The primary areas of decreases were salaries and benefits, office expenses and other operating expenses. Furniture and equipment expense increased over 1998 due to the addition of a new main frame computer and operations facility late in the first quarter of 1998.

         FINANCIAL CONDITION
         -------------------

         Total assets were $2.15 billion as of March 31, 1999, an increase of $31 million from December 31, 1998. Net loans grew $48 million to $1.4 billion as of March 31, 1999 from December 31, 1998. The loan growth was funded by decreases in investments and cash as well as deposit growth. Additional bank owned life insurance was purchased in the first quarter of 1999 increasing other assets by $20 million over the December 31, 1998 balance.

         The Company continued to maintain strong loan and lease loss reserves during the period with a reserve balance of $19,682,000 at March 31, 1999. Nonperforming assets increased slightly to $13 million at March 31, 1999 from $12.7 million at December 31, 1998. The loan and lease loss reserves at March 31, 1999 were 1.37% of gross loans and leases and 176% of nonperforming and nonaccrual loans compared to 1.42% and 184%, respectively, at December 31, 1998. Management feels loan and lease loss reserves are adequate. A summary of certain information related to the loan and loss reserves and nonperforming assets as of March 31, 1999 follows:

         RESERVE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS
                             (DOLLARS IN THOUSANDS)


ANALYSIS OF RESERVE FOR LOAN AND LEASE LOSSES:

Beginning balance, January 1, 1999                                     $19,584
                                                                       -------


Deduct charge-offs:
         Commercial financial and agricultural                           947
         Real estate, construction and land development                    0
         Installment loans to individuals                                413
         Credit card and related plans                                     0
                                                                           -
                                                                       1,360
                                                                       -----
Add recoveries:
         Commercial, financial and agricultural                           32
         Real estate, construction and land development                    4
         Installment loans to individuals                                107
         Credit card and related plans                                    00
                                                                       -----
                                                                         143

Net charge-offs                                                        1,217

Additions charged to operations                                        1,315

Ending balance, March 31, 1999                                       $19,682
                                                                     =======

Ratio of net charge-offs to average loans and
leases outstanding during the period                                    0.35%

ANALYSIS OF NONPERFORMING ASSETS AT MARCH 31, 1999:
Nonaccrual loans:
         Commercial, financial and agricultural                       $2,962
         Real estate, construction and land development                1,662
         Installment loans to individuals                                 84
         Credit card and related plans                                    00
                                                                      ------
                                                                       4,708

Loans contractually past due 90 days or more
     as to principal or interest                                       6,470
Foreclosed assets                                                      1,857
                                                                      ------
TOTAL                                                                $13,035
                                                                      ======

         Total deposits were $1.7 billion at March 31, 1999, an increase of $56 million from December 31, 1998. Significant growth in time deposits were offset somewhat by declines in noninterest bearing and interest bearing demand deposits. The growth in time deposits greater than $100,000 was the result of the Company implementing a program late in the fourth quarter of 1998 of accepting a limited amount of brokered deposits as an alternative to higher priced retail deposits.

         Short-term debt declined $29 million from December 31, 1998 to March 31, 1999 with federal funds purchased decreasing $20 million, masternotes decreasing $5.5 million and repurchase agreements decreasing $3.5 million. Federal Home Loan Bank advances declined $5 million at March 31, 1999 due to a maturity during the quarter.

         CAPITAL
         -------

         The adequacy of capital is reviewed regularly by the Company's management, in light of current plans and economic conditions, to ensure that sufficient capital is available for current and future needs, to minimize the Company's cost of capital and to assure compliance with regulatory requirements. The Company's capital ratios as of March 31, 1999 were as follows:


                                                     ACTUAL    REQUIRED  EXCESS
                                                     PERCENT   PERCENT   PERCENT

         Tier 1   Capital to Risked Based Assets     9.97 %        4.00 %      5.97 %

         Total   Capital to Risked Based Assets     11.15 %        8.00 %      3.15 %

         Leverage Ratio                              8.09 %        4.00 %      4.09 %

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

Item 4. Submission of Matters to a Vote of Security Holders

         On April 27, 1999, the Annual Shareholders Meeting was held by the Company to consider the following matters: (i) to elect 8 members to the Board of Directors; and (ii) to consider and act upon a proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for 1999.

         All directors nominated in proposal (i) were elected as directors. Proxies were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, and there was no solicitation in opposition to the nominees.

         The results of proposal (ii), to consider and act upon a proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for 1999, were 18,640,359 for; 270,373 against; and 72,246 abstain.


Item 5. Other Information

         Impact of Year 2000 Issue
         -------------------------

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

         In 1998, the Company completed its assessment of its existing computer systems and applications and had identified 30 mission critical applications. As of March 31, 1999, the Company had completed renovation, validation and implementation of all but four of its mission critical and three of its non-mission critical applications. Validation and implementation of all existing functions, both mission critical and non-mission critical, are expected to be completed by May 31, 1999. Since its original assessment, the Company has added four new applications, all of which have been scheduled for renovation and validation which is expected to be completed by July 31, 1999. As validation of a function occurs, the Company will develop a contingency plan for each function. As of March 31, 1999 the Company had begun contingency planning for all functions, which plan is to be completed by June 30, 1999.

         The Company has budgeted $1,000,000 for the Year 2000 plan, with approximately $50,000 for 1997, $750,000 for 1998 and $200,000 for
         1999. The Company spent approximately $40,000 and $614,000 in 1997 and 1998, respectively, on Year 2000 issues. The amount spent on Year 2000 issues in the quarter ended March 31, 1999 was $94,000. The Company does not expect the costs of this process to be material to its financial condition or results of operations.

         Based on information now available, the Company anticipates its systems will properly process dates in the year 2000 and beyond.

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits

         (27)     Financial data schedule.


b)       Reports on Form 8-K

         A form 8-K was filed on March 19, 1999 to announce a stock repurchase program of up to 400,000 shares of the Company's common stock.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

         1.       Financial statement presentation and management representation
                  --------------------------------------------------------------

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

                  The interim consolidated financial statements as of and for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly, in all material respects, the consolidated financial position as of March 31, 1999 and 1998, and the results of operations and cash flows for the periods ended March 31, 1999 and 1998. The results for the interim periods are not necessarily indicative of what results will be for the year ended December 31, 1999.

         2.       Accounting for Derivative Instruments and Hedging Activities
                  ------------------------------------------------------------

                  On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 , with earlier adoption allowed. The Company adopted FAS 133 as of January 1, 1999. As part of the adoption, the Company reclassified approximately $28 million of held to maturity securities to available for sale during the first quarter of 1999. The adoption had no other significant effect on the Company's results of operations or its financial position.

         3.       Comprehensive Income
                  --------------------

                  The Company's only component of other comprehensive income relates to unrealized gains or losses on available for sale securities. Information concerning the Company's other comprehensive income for the quarter ended March 31, 1999 follows (in thousands):

                  Holding gains on available for sale securities, net
                  of taxes of $731                                       $1,416

                  Reclassification of gains recognized in net income,
                  net of taxes of $99                                      (193)
                                                                         ------
                  Other comprehensive income                             $1,223
                                                                         ------

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   UNAUDITED



                                                          March 31, 1999            December 31, 1998
                                                          --------------            -----------------
ASSETS
Cash and due from banks                                          $ 58,535                     $ 76,624
Interest-bearing deposits in banks                                  4,169                          911
Securities available for sale                                     497,941                      482,155
Securities held to maturity, market value;
       $44,834 and $82,790                                         44,406                       81,138
Loans and Leases, less allowance for losses of
      $19,682 and $19,584                                       1,411,806                    1,363,553
Premises and equipment, net                                        39,864                       40,492
Interest receivable                                                15,712                       16,468
Deferred income taxes                                               9,989                       10,597
Intangible assets                                                  23,339                       24,207
Other assets                                                       47,884                       26,939
                                                         -----------------         --------------------

                        Total Assets                          $ 2,153,645                  $ 2,123,084
                                                         =================         ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                                 $ 219,404                    $ 224,732
     Interest-bearing demand                                      181,543                      201,042
     Savings and money market                                     296,060                      293,652
     Large denomination certificates of deposit                   267,363                      217,598
     Other time                                                   718,040                      688,874
                                                         -----------------         --------------------

                        Total Deposits                          1,682,410                    1,625,898

Short-term debt                                                   129,671                      158,980
Federal Home Loan Bank advances                                   125,300                      130,300
Corporation obligated mandatorily
     redeemable securities                                         19,953                       19,952
Custodial deposits                                                  7,703                        7,243
Interest payable                                                    8,786                        8,292
Other liabilities                                                  11,670                        9,392
                                                         -----------------         --------------------

                         Total other liabilties                   303,083                      334,159
                                                         -----------------         --------------------

                         Total liablities                       1,985,493                    1,960,057
                                                         -----------------         --------------------

Commitments and contingencies*

SHAREHOLDERS' EQUITY

Common stock, no par value 50,000
     authorized;  25,166 shares and
     25,184 shares outstanding at March 31,
     1999 and December 31, 1998, respectively                      86,120                       86,549
Undivided profits                                                  85,084                       80,753
Accumulated other comprehensive income                             (3,052)                      (4,275)
                                                         -----------------         --------------------

Total shareholders' equity                                        168,152                      163,027
                                                         -----------------         --------------------
Total liablities and shareholders' equity                     $ 2,153,645                  $ 2,123,084
                                                         =================         ====================

*Standby letters of credit outstanding at March 31, 1999 amounted to $4,750. The accompanying notes are an integral part of the consolidated financial statements.

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      IN THOUSANDS, EXCEPT PER SHARE DATA
                                   UNAUDITED




                                                 For the three       For the three
                                                 months ended         months ended
                                                March 31, 1999       March 31, 1998
                                                ----------------     ---------------
INTEREST INCOME
     Interest and fees on loans                        $ 30,368            $ 29,623
     Securities                                           7,320               8,229
     Interest bearing deposits                               65                 517
     Federal funds sold                                       4                  28
                                                ----------------     ---------------
          Total interest income                          37,757              38,397

INTEREST EXPENSE:
     Large denomination certificates of deposit           3,501               2,724
     Other deposits                                      11,808              13,645
     Capital securities                                     469                 469
     Short-term debt                                      1,768                 587
     Other borrowed funds                                 1,713               2,688
                                                ----------------     ---------------
          Total interest expense                         19,259              20,113
                                                ----------------     ---------------

Net interest income                                      18,498              18,284

Provision for loan losses                                 1,315               1,451
                                                ----------------     ---------------
Net interest income after
     provision for loan losses                           17,183              16,833
                                                ----------------     ---------------
NONINTEREST INCOME:
     Service charges on deposit accounts                  2,106               1,958
     Other commissions and fees                             930                 886
     Mortgage servicing fees net of amortization            264                 231
     Gain on sale of securities, net                        292                  39
     Gain on sale of government loans                       145                 199
     Gain on sale of mortgage loans                         189                 135
     Investment commissions and fees                        312                 136
     Other operating income                                 535                 263
                                                ----------------     ---------------
          Total noninterest income                        4,773               3,847
                                                ----------------     ---------------

NONINTEREST EXPENSES:
     Salaries and employee benefits                       5,201               5,588
     Occupancy expenses                                   1,347               1,259
     Furniture and equipment expenses                     1,215               1,040
     Professional fees                                      497                 456
     Federal deposit insurance expense                       63                  93
     Advertising and public relations                       404                 259
     Office expenses                                        320                 462
     Telephone and communication                            363                 396
     Merger expense                                           -                 329
     Amortization of intangible assets                      792                 794
     Other operating expense                              1,742               1,868
                                                ----------------     ---------------
     Total noninterest expenses                          11,944              12,544
                                                ----------------     ---------------

Net income before taxes                                  10,012               8,136

Income tax expense                                        3,410               2,754
                                                ----------------     ---------------

Net income                                              $ 6,602             $ 5,382
                                                ================     ===============


Basic income per share data:
     Net income                                          $ 0.26              $ 0.22
     Average shares outstanding                          25,190              25,011
Diluted income per share data:
     Net income                                          $ 0.26              $ 0.21
     Average common equivalent shares                    25,800              25,875

Cash dividends declared per share                        $ 0.09              $ 0.07


                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                    UNAUDITED

                                                                                            MARCH 31,             MARCH 31,
                                                                                              1999                  1998
Cash flows from operating activities:
         Net income                                                                             $ 6,602               $ 5,382
Adjustments to reconcile net income to net cash provided by (used in)
  operations:
         Depreciation and amortization                                                            2,060                 1,950
         Accretion of discount on investment securities,
           net of amortization of premiums                                                        1,743                   464
         Provision for loan losses                                                                1,315                 1,451
         Gain on sale of investments                                                               (292)                  (39)
         Gain on sale of loans                                                                     (334)                 (334)
         Mortgage loans held for sale:
             Originations                                                                       (23,858)              (18,205)
             Sales                                                                               21,519                19,100
         Provision (benefit) for deferred taxes                                                     (50)                  (50)
         Change in other assets and liabilities:
             Interest receivable                                                                    756                   (98)
             Other assets                                                                          (801)               (1,286)
              Interest payable                                                                      494                (1,426)
             Other liabilities                                                                    2,311                  (997)
                                                                                       -----------------     -----------------

         Net cash provided by operating activities                                               11,465                 5,912
                                                                                       -----------------     -----------------

Cash flows from investing activities:
         Proceeds from maturities and principal paydowns of securities AFS                       72,325                18,177
         Proceeds from maturities and principal paydowns of securities HTM                        8,819                13,028
         Proceeds from sales of investment securities AFS                                        16,910                13,454
         Purchases of investment securities AFS                                                 (76,678)              (12,691)
         Purchases of investment securities HTM                                                       -                (8,994)
         Purchase of bank owned life insurance                                                  (20,000)                    -
         Cost of loan servicing rights                                                             (239)                  (94)
         Net increase in loans made to customers                                                (46,895)              (15,051)
         Proceeds from sale of foreclosed assets                                                      -                     -
         Capital expenditures, bank premises and equipment, net                                    (468)               (1,968)
                                                                                       -----------------     -----------------

         Net cash provided by (used in) investing activities                                    (46,226)                5,861
                                                                                       -----------------     -----------------

Cash flows from financing activities:
         Net increase in deposit accounts                                                        56,512                67,896
         Net increase in custodail accounts                                                         460                 2,910
         Net decrease in short-term debt                                                        (29,309)              (21,197)
         Net decrease in FHLB advances                                                           (5,000)              (50,000)
         Repurchase of common stock                                                              (1,240)                    -
         Cash dividends paid                                                                     (2,271)               (1,854)
         Shares issued under stock plans                                                            778                 1,777
                                                                                       -----------------     -----------------

         Net cash provided by (used in) financing activities                                     19,930                  (468)
                                                                                       -----------------     -----------------

         Net increase (decrease) in cash and cash equivalents                                   (14,831)               11,305

         Cash and cash equivalents at beginning of period                                        77,535                98,352
                                                                                       -----------------     -----------------

         Cash and cash equivalents at end of period                                            $ 62,704             $ 109,657
                                                                                       =================     =================

         The accompanying notes are an integral part of the consolidated financial statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TRIANGLE BANCORP, INC.



Date:  May  17, 1999                          \s\ Debra L. Lee
                                              -----------------
                                               Debra L. Lee,
                                               EVP/Chief Financial Officer

                             TRIANGLE BANCORP, INC.
                                  EXHIBIT INDEX


EXHIBIT
NUMBER            NAME                                                   PAGE
------            ----                                                   ----


27                         Financial Data Schedule