Form 10-Q/A
period 1999-03-31
TRIANGLE BANCORP INC
filed 1999-05-20
CIK 885576

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-Q/A


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
             Class                               Outstanding at May 5, 1999

                                    PART I - FINANCIAL INFORMATION

Part I, Item 2, Management's Discussion and Analyis, and Part II, Item 5, Other Information, are being refiled to include "IMPACT OF YEAR 2000 ISSUE " with Management's Discussion and Analysis and not as Other Information.

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

         RESERVE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS
                             (DOLLARS IN THOUSANDS)


ANALYSIS OF RESERVE FOR LOAN AND LEASE LOSSES:

Beginning balance, January 1, 1999                        $19,584
                                                          -------


Deduct charge-offs:
         Commercial financial and agricultural                947
         Real estate, construction and land development         0
         Installment loans to individuals                     413
         Credit card and related plans                          0
                                                          -------


                                                            1,360
                                                          -------
Add recoveries:
         Commercial, financial and agricultural                32
         Real estate, construction and land development         4
         Installment loans to individuals                     107
         Credit card and related plans                         00
                                                          -------
                                                              143
                                                          -------

Net charge-offs                                             1,217

Additions charged to operations                             1,315
                                                          -------

Ending balance, March 31, 1999                            $19,682
                                                          =======

Ratio of net charge-offs to average loans and
leases outstanding during the period                         0.35%

ANALYSIS OF NONPERFORMING ASSETS AT MARCH 31, 1999:
Nonaccrual loans:
         Commercial, financial and agricultural           $ 2,962
         Real estate, construction and land development     1,662
         Installment loans to individuals                      84
         Credit card and related plans                         00
                                                          -------
                                                            4,708

Loans contractually past due 90 days or more
     as to principal or interest                            6,470
Foreclosed assets                                           1,857
                                                          -------
TOTAL                                                     $13,035
                                                          =======

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

         CAPITAL

         The adequacy of capital is reviewed regularly by the Company's management, in light of current plans and economic conditions, to ensure that sufficient capital is available for current and future needs, to minimize the Company's cost of capital and to assure compliance with regulatory requirements. The Company's capital ratios as of March 31, 1999 were as follows:


                                                     ACTUAL   REQUIRED EXCESS
                                                     PERCENT  PERCENT  PERCENT
                                                     -------  -------  -------

         Tier 1   Capital to Risked Based Assets      9.97%    4.00%   5.97%

         Total   Capital to Risked Based Assets      11.15%    8.00%   3.15%

         Leverage Ratio                               8.09%    4.00%   4.09%


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


Item 5. Other Information

         Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TRIANGLE BANCORP, INC.



Date:  May  20, 1999                                 /s/ Debra L. Lee
                                                     ---------------------------
                                                     Debra L. Lee,
                                                     EVP/Chief Financial Officer