Form 10-Q
period 1999-06-30
TRIANGLE BANCORP INC
filed 1999-08-16
CIK 885576

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 --------------


                        Commission file number - 0-21346
                                                 -------

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

Yes  x       No
    ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                 25,111,994
       ------------                                 ----------
          Class                           Outstanding at August 6, 1999

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         The Consolidated Balance Sheets for June 30, 1999 and December 31, 1998, the Consolidated Statements of Income for the three and six month periods ended June 30, 1999 and 1998, and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998 have been included as Attachments to this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         GENERAL
         -------

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

         OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
         -------------------------------------------------------------------

         The Company's net income for the three months ended June 30, 1999 was $6,867,000 compared to recurring earnings of $6,078,000 for the same period in 1998, an increase of $789,000 or 13%. Diluted earnings per share were $0.27 compared to $0.24 for the same period in 1998. The results for the three months ended June 30, 1998 included after-tax merger expenses of $794,000 resulting in actual earnings of $5,284,000 and diluted earnings per share of $.20. Cash basis diluted earnings per share, which exclude the amortization of intangible assets, were $.29 for the quarter ended June 30, 1999, a 16% increase over the $.25 earned for the same period in 1998, excluding merger expenses.

         For the three months ended June 30, 1999 the annualized returns on average assets (ROA) and equity (ROE) were 1.24% and 16.28%, respectively, compared to 1.23% and 15.47% for the same period in 1998, excluding merger expenses.

         Net taxable equivalent interest income for the three months ended June 30, 1999 was $20,838,000 compared to $19,666,000 for the same period in 1998, an increase of $1,172,000, or 6%. Average earning assets increased $205 million with loans increasing $167 million and investments increasing by $38 million. While the volume of earning assets increased, the taxable equivalent yields declined due to the overall interest rate environment including the reduction in the prime based lending rate. Average costing liabilities increased by $195 million, with interest bearing deposits growing $80 million, short-term debt increasing $138 million and FHLB advances declining $23 million. The increase in short-term debt is attributable to the Company being in a federal funds purchased position for much of the second quarter of 1999 as compared to 1998. Also, reverse repurchase agreements were used as an alternative to higher priced deposits to fund loan growth. The cost of liabilities decreased when comparing the second quarter of 1999 to 1998, again due to the overall interest rate environment. The net taxable equivalent yield on interest earning assets decreased by 21 basis points to 4.11% for the quarter ended June 30, 1999 compared to 4.32% for the quarter ended June 30, 1998.

         For the three months ended June 30, 1999, a loan loss provision of $1,936,000 was made compared to a provision of $1,155,000 for the same period in 1998. The provision increased due to continued loan growth during the second quarter of 1999 as well as increased charge-offs in 1999 compared to 1998.

         Noninterest income for the three months ended June 30, 1999 was $5,409,000 compared to $4,659,000 for the same period in 1998 an increase of 16%. This increase resulted from increases in service charges and other commissions and fees. In addition, other operating income increased $569,000 primarily due to $558,000 in income on bank owned life insurance purchased by the Company in the third quarter of 1998 and the first quarter of 1999.

         Noninterest expenses, excluding merger expenses, decreased by $38,000 for the three months ended June 30, 1999 compared to the same period in 1998. These decreases are the result of efficiencies achieved in mergers with Guaranty State Bancorp in April 1998 and United Federal Savings Bank in September 1998. For the three months ended June 30, 1999, there was a decrease in professional fees compared to the same period in 1998 relating to Year 2000 consulting expenses.

         OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
         -----------------------------------------------------------------

         The Company's net income for the six months ended June 30, 1999 was $13,469,000, compared to recurring net income of $11,664,000 for the same period in 1998. This represents an increase of $1,805,000 or 16%. Including nonrecurring merger expenses in 1998 of $998,000, year-to-date net income was $10,666,000. Fully diluted earnings per share for the six months ended June 30, 1999 were $.52 compared to $.45 for the same period in 1998, excluding merger expenses. Cash basis diluted earnings per share, which exclude the amortization of intangible assets, were $.56 for the year to date period ended June 30, 1999, a 14% increase over the $.49 earned on recurring cash basis earnings for the same period in 1998.

         For the six months ended June 30, 1999 the annualized returns on average assets and equity were 1.26% and 16.18%, respectively, compared to 1.18% and 14.97% for the same period in 1998, excluding nonrecurring items.

         Net taxable equivalent interest income for the six months ended June 30, 1999 was $40,414,000 compared to $38,877,000 for the same period in 1998, an increase of $1,537,000. Average earning assets increased $128 million with loans increasing $138 million and investments decreasing by $10 million. While the volume of earning assets increased, the taxable equivalent yields declined due to the overall interest rate environment including the reduction in the prime based lending rate and accelerated mortgage prepayments on collateralized mortgage obligations in the investment portfolio. Average costing liabilities increased by $135 million, with interest bearing deposits growing $57 million, short-term debt increasing $116 million and FHLB advances declining $38 million. The increase in short-term debt is attributable to the Company being in a federal funds purchased position for much of 1999 as compared to 1998. Also, reverse repurchase agreements were used as an alternative to higher priced deposits to fund loan growth. The cost of liabilities decreased when comparing the first six months of 1999 to 1998, again due to the overall interest rate environment. The net taxable equivalent yield on interest earning assets decreased by 11 basis points to 4.10% for the six months ended June 30, 1999 from 4.21% for the six months ended June 30, 1998.

         For the six months ended June 30, 1999, a loan loss provision of $3,251,000 was made compared to a provision of $2,606,000 for the same period in 1998. The increase in provision was due to the loan growth and increased charge-offs during 1999.

         Noninterest income for the six months ended June 30, 1999 was $10,182,000 compared to $8,506,000 for the same period in 1998 an increase of 20%. This increase resulted from increases in service charges on deposit accounts and fees from the Company's investment services subsidiary. Other operating income increased $841,000 primarily due to $878,000 in income on bank owned life insurance purchased by the Company in the third quarter of 1998 and the first quarter of 1999.

         Noninterest expenses, excluding merger expenses, for the six months ended June 30, 1999 decreased $309,000 compared to the same period in 1998. These decreases are the result of efficiencies achieved in the mergers with Guaranty State Bancorp in April 1998 and United Federal Savings Bank in September 1998.

         FINANCIAL CONDITION
         -------------------

         Total assets increased $162 million, or 8%, to $2.285 billion at June 30, 1999 versus $2.123 billion at December 31, 1998. Loans have increased $125 million and investments grew $21 million. Other assets increased $22 million due to the purchase of additional bank owned life insurance in the first quarter of 1999. This growth was funded by a decrease in cash of $17 million as well as deposit growth of $126 million and an increase in other borrowings of $32 million.

         The Company continued to maintain adequate loan loss reserves during the period with the loan loss reserves at June 30, 1999 being 1.37% of total loans and 230% of nonaccrual loans and loans ninety days or more past due and still accruing. Nonperforming assets to total loans plus other real estate owned were .71% on June 30, 1999 compared to .92% as of December 31, 1998. Net charge-offs were .31% for the six month period ended June 30, 1999 versus .25% in the same period in 1998. A summary of certain information related to the loan loss reserves and nonperforming assets as of June 30, 1999 follows:

                RESERVE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                             (DOLLARS IN THOUSANDS)


ANALYSIS OF RESERVE FOR LOAN LOSSES:

Beginning Balance, January 1, 1998                                               $19,584
                                                                                 -------

Deduct charge-offs:
         Commercial financial and agricultural                                     1,592
         Installment loans to individuals                                            480
         Credit card and related plans                                               445
                                                                                   ------

                                                                                   2,517
Add recoveries:
         Commercial, financial and agricultural                                       65
         Real estate                                                                  54
         Installment loans to individuals                                            100
         Credit card and related plans                                                69
                                                                                   ------
                                                                                     288
Net charge-offs                                                                    2,229

Additions charged to operations                                                    3,251

Ending Balance,  June 30, 1999                                                  $ 20,606
                                                                                ========

Ratio of net charge-offs to average loans outstanding during the period           0.31%

ANALYSIS OF NONPERFORMING ASSETS:

Nonaccrual loans:
         Commercial, financial and agricultural                                  $ 1,775
         Real estate, construction and land development                            1,499
         Installment loans to individuals                                            215
                                                                                  ------
                                                                                   3,489

Loans contractually past due 90 days or more
     as to principal or interest                                                   5,471
Foreclosed assets                                                                  1,779
                                                                                   -----


TOTAL                                                                           $ 10,739
                                                                                ========

         Total deposits were $1.752 billion as of June 30, 1999 compared to $1.626 billion at December 31, 1998. Significant growth in time deposits were offset somewhat by declines in interest bearing demand deposits. The growth in time deposits greater than $100,000 was the result of the Company implementing a program late in the fourth quarter of 1998 of accepting a limited amount of brokered deposits as an alternative to higher priced retail deposits.

         Short-term debt has increased $37 million as of June 30, 1999 compared to December 31, 1998. Federal Home Loan Bank borrowings have been reduced by $5 million from December 31, 1998 to June 30, 1999.

         CAPITAL
         -------

         The adequacy of capital is reviewed regularly, in light of current plans and economic conditions, to ensure that sufficient capital is available for current and future needs, to minimize the Company's cost of capital and to assure compliance with regulatory requirements. The Company's capital ratios as of June 30, 1999 are as follows:

                                                 ACTUAL   REQUIRED  EXCESS
                                                 PERCENT  PERCENT   PERCENT
                                                 -------  -------   -------

         Tier 1   Capital to Risk Based Assets    10.03%    4.00%     6.03%

         Total  Capital to Risk Based Assets      11.24%    8.00%     3.24%

         Leverage Ratio                            7.90%    4.00%     3.90%

         IMPACT OF YEAR 2000 ISSUE
         -------------------------

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, many automated applications may fail to function properly or may cease to function unless corrected or replaced.

         The Company is a "turnkey" institution; it does not write or develop any of its own computer applications, but instead purchases or licenses its applications from third party vendors. As a "turnkey" institution, the Company is in dialogue with all of its vendors as to their preparedness for Year 2000. In 1997, the Company hired an independent consultant to assist it in all phases of its Year 2000 plan. With the assistance of the consultant, the Company in 1997 adopted a plan which called for the Company's applications to properly process dates in the Year 2000 and beyond by April 30, 1999.

         In 1998, the Company completed its assessment of its existing computer systems and applications and had identified 30 mission critical applications which was later increased to 36 due to a merger in September 1998 and new or replacement applications in 1999. Due to the applications added in 1998, and 1999, the April 30 deadline was not met by eight applications. All other applications in use were prepared for the Year 2000 on April 30, 1999. As of July 31, 1999, the Company had completed renovation, validation and implementation of all of its mission critical and its non-mission critical applications. As of June 30, 1999 the Company had completed contingency planning for all existing applications and functions.

         The Company originally budgeted $1,000,000 for the Year 2000 plan, with approximately $50,000 for 1997, $750,000 for 1998 and $200,000 for
         1999. As of June 30, 1999, the Company has spent approximately $40,000 and $614,000 in 1997 and 1998, respectively, on Year 2000 issues leaving $346,000 budgeted for 1999. The amount spent on Year 2000 issues in the quarters ended March 31, 1999 and June 30, 1999 was $94,000 and $87,000, respectively. The Company does not expect the costs of this process to be material to its financial condition or results of operations.

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

              Not Applicable.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                    UNAUDITED

                                                                 June 30, 1999       December 31, 1998
                                                                ----------------    --------------------
ASSETS
Cash and due from banks                                                $ 60,092                $ 76,624
Interest-bearing deposits in banks                                       11,345                     911
Securities available for sale                                           543,105                 482,155
Securities held to maturity, market value;
       $41,893 and $82,790                                               41,667                  81,138
Loans and Leases, less allowance for losses of
      $20,606 and $19,584                                             1,488,775               1,363,553
Premises and equipment, net                                              38,471                  40,492
Interest receivable                                                      16,999                  16,468
Deferred income taxes                                                    13,310                  10,597
Intangible assets                                                        22,470                  24,207
Other assets                                                             49,099                  26,939
                                                                ----------------    --------------------

                        Total Assets                                $ 2,285,333             $ 2,123,084
                                                                ----------------    --------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                                       $ 228,933               $ 224,732
     Interest-bearing demand                                            180,842                 201,042
     Savings and money market                                           289,794                 293,652
     Large denomination certificates of deposit                         264,371                 217,598
     Other time                                                         787,568                 688,874
                                                                ----------------    --------------------

                        Total Deposits                                1,751,508               1,625,898

Short-term debt                                                         195,817                 158,980
Federal Home Loan Bank advances                                         125,300                 130,300
Corporation obligated mandatorily
     redeemable securities                                               19,953                  19,952
Custodial deposits                                                        9,469                   7,243
Interest payable                                                          8,891                   8,292
Other liabilities                                                         9,601                   9,392
                                                                ----------------    --------------------

                         Total other liabilties                         369,031                 334,159
                                                                ----------------    --------------------

                         Total liablities                             2,120,539               1,960,057
                                                                ----------------    --------------------

Commitments and contingencies*

SHAREHOLDERS' EQUITY

Common stock, no par value 50,000
     authorized;  25,086 shares and
     25,184 shares outstanding at June 30,
     1999 and December 31, 1998, respectively                            84,299                  86,549
Undivided profits                                                        89,688                  80,753
Accumulated other comprehensive income                                   (9,193)                 (4,275)
                                                                ----------------    --------------------

                  Total shareholders' equity                            164,794                 163,027
                                                                ----------------    --------------------
                  Total liablities and shareholders' equity         $ 2,285,333             $ 2,123,084
                                                                ----------------    --------------------


*Standby letters of credit outstanding at June 30, 1999 amounted to $5,283.
The accompanying notes are an integral part of the consolidated financial statements.

                                                For the three     For the three        For the six       For the six
                                                 months ended     months ended         months ended      months ended
                                                June 30, 1999     June 30, 1998       June 30, 1999     June 30, 1998
                                                ---------------   --------------      ---------------   ---------------
INTEREST INCOME
     Interest and fees on loans                       $ 32,239         $ 30,404             $ 62,607          $ 60,027
     Securities                                          7,756            7,436               15,076            15,665
     Other interest income                                  69              465                  138             1,010
                                                ---------------   --------------      ---------------   ---------------
          Total interest income                         40,064           38,305               77,821            76,702

INTEREST EXPENSE:
     Large denomination certificates of deposit          3,323            2,976                6,824             5,700
     Other deposits                                     12,730           13,516               24,538            27,161
     Other borrowings                                    2,608              931                4,845             1,987
     Federeal Home Loan Bank borrowings                  1,718            2,199                3,431             4,887
                                                ---------------   --------------      ---------------   ---------------
          Total interest expense                        20,379           19,622               39,638            39,735
                                                ---------------   --------------      ---------------   ---------------

Net interest income                                     19,685           18,683               38,183            36,967

Provision for loan losses                                1,936            1,155                3,251             2,606
                                                ---------------   --------------      ---------------   ---------------
Net interest income after
     provision for loan losses                          17,749           17,528               34,932            34,361
                                                ---------------   --------------      ---------------   ---------------
NONINTEREST INCOME:
     Service charges on deposit accounts                 2,403            2,171                4,509             4,129
     Other commissions and fees                          1,033              911                1,963             1,797
     Mortgage servicing fees net of amortization           192              190                  456               421
     Gain on sale of securities, net                       240              433                  532               472
     Gain on sale of government loans                      289              344                  434               543
     Gain on sale of mortgage loans                        154              133                  343               268
     Investment commissions and fees                       266              214                  578               350
     Other operating income                                832              263                1,367               526
                                                ---------------   --------------      ---------------   ---------------
          Total noninterest income                       5,409            4,659               10,182             8,506
                                                ---------------   --------------      ---------------   ---------------
NONINTEREST EXPENSES:
     Salaries and employee benefits                      5,333            5,594               10,534            11,182
     Occupancy expenses                                  1,301            1,205                2,648             2,464
     Furniture and equipment expenses                    1,339            1,202                2,554             2,242
     Professional fees                                     634              722                1,131             1,178
     Deposit insurance expense                             127               47                  190               140
     Advertising and public relations                      377              395                  781               654
     Office expenses                                       390              433                  710               895
     Telephone and communication                           410              432                  773               828
     Other real estate owned expense                        35               42                   44               158
     Amortization of intangible assets                     792              793                1,584             1,587
     Merger expenses                                         -            1,303                    -             1,632
     Other operating expense                             2,051            1,962                3,784             3,714
                                                ---------------   --------------      ---------------   ---------------
     Total noninterest expenses                         12,789           14,130               24,733            26,674
                                                ---------------   --------------      ---------------   ---------------
Net income before taxes                                 10,369            8,057               20,381            16,193

Income tax expense                                       3,502            2,773                6,912             5,527
                                                ---------------   --------------      ---------------   ---------------

Net income                                             $ 6,867          $ 5,284             $ 13,469          $ 10,666
                                                ---------------   --------------      ---------------   ---------------
Basic income per share data:
     Net income                                         $ 0.27           $ 0.21               $ 0.54            $ 0.43
     Average shares outstanding                         25,124           25,113               25,157            25,062
Diluted income per share data:
     Net income                                         $ 0.27           $ 0.20               $ 0.52            $ 0.41
     Average common equivalent shares                   25,729           25,876               25,771            25,872

Cash dividends declared per share                       $ 0.09           $ 0.08               $ 0.18            $ 0.15


The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                    UNAUDITED

                                                                                         JUNE 30               JUNE 30
                                                                                          1999                 1998
Cash flows from operating activities:
         Net income                                                                     $ 13,469              $ 10,666
Adjustments to reconcile net income to net cash provided by (used in)
  operations:
         Depreciation and amortization                                                     4,156                 3,925
         Accretion of discount on investment securities,
           net of amortization of premiums                                                 3,023                   870
         Provision for loan losses                                                         3,251                 2,606
         Gain on sale of investments                                                        (532)                 (472)
         Gain on sale of loans                                                              (777)                 (811)
         Gain on sale of other assets                                                        (73)                    -
         Mortgage loans held for sale:
             Originations                                                                (44,597)              (30,550)
             Sales                                                                        42,564                31,154
         Provision (benefit) for deferred taxes                                              (50)                  (50)
         Change in other assets and liabilities:
             Interest receivable                                                            (531)                 (885)
             Other assets                                                                 (2,308)                  708
              Interest payable                                                               599                (1,219)
             Other liabilities                                                               343                (2,290)
                                                                                 ----------------     -----------------

         Net cash provided by operating activities                                        18,537                13,652
                                                                                 ----------------     -----------------

Cash flows from investing activities:
         Proceeds from maturities and principal paydowns of securities AFS               122,650                44,153
         Proceeds from maturities and principal paydowns of securities HTM                11,525                26,342
         Proceeds from sales of investment securities AFS                                 24,296                31,010
         Purchases of investment securities AFS                                         (190,023)              (39,825)
         Purchases of investment securities HTM                                                -               (14,446)
         Purchase of bank owned life insurance                                           (20,000)                    -
         Cost of loan servicing rights                                                      (704)                 (181)
         Net increase in loans made to customers                                        (125,663)              (27,417)
         Proceeds from sale of other assets                                                  855                     -
         Capital expenditures, bank premises and equipment, net                             (327)               (3,062)
                                                                                 ----------------     -----------------

         Net cash provided by (used in) investing activities                            (177,391)               16,574
                                                                                 ----------------     -----------------

Cash flows from financing activities:
         Net increase in deposit accounts                                                125,610                34,690
         Net increase in custodail accounts                                                2,226                 2,779
         Net increase (decrease) in short-term debt                                       36,837               (20,924)
         Net decrease in FHLB advances                                                    (5,000)              (59,500)
         Repurchase of common stock                                                       (3,533)                 (846)
         Cash paid for fractional shares                                                       -                   (17)
         Cash dividends paid to shareholders                                              (4,533)               (3,915)
         Shares issued under stock plans                                                   1,149                 2,260
                                                                                 ----------------     -----------------

         Net cash provided by (used in) financing activities                             152,756               (45,473)
                                                                                 ----------------     -----------------

         Net (decrease) in cash and cash equivalents                                      (6,098)              (15,247)

         Cash and cash equivalents at beginning of period                                 77,535                98,352
                                                                                 ----------------     -----------------

         Cash and cash equivalents at end of period                                     $ 71,437              $ 83,105
                                                                                 ================     =================

         The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the Three and Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


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

         The interim consolidated financial statements as of and for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly, in all material respects, the consolidated financial position as of June 30, 1999 and 1998, and the results of operations and cash flows for the periods ended June 30, 1999 and 1998. The results for the interim periods are not necessarily indicative of what results will be for the year ended December 31, 1999.

2.       Accounting for Derivative Instruments and Hedging Activities
         ------------------------------------------------------------

         As of January 1, 1999 the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. FAS 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FAS 133, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier adoption allowed.

         As part of the adoption, the Company reclassified approximately $28 million of held to maturity securities to available for sale during the first quarter of 1999. The adoption had no other significant effect on the Company's results of operations or its financial position.

3.       Comprehensive Income
         ------------------------------

         The Company's only component of other comprehensive income relates to unrealized gains or losses on available for sale securities. Information concerning the Company's other comprehensive income (loss) for the three and six months ended June 30, 1999 and 1998 follows (in thousands):

                                                                    For the three months ended June 30,
                                                                        1999                  1998
         Net income                                                 $  6,867                $5,284
         Holding losses on available for sale securities, net
         of taxes of $3,051 and $166, respectively                    (5,982)                 (324)
         Reclassification of gains recognized in net income,
         net of taxes of  $81 and $147, respectively                    (159)                 (286)
                                                                    --------------------------------

         Other comprehensive loss                                     (6,141)                 (610)
         Comprehensive income                                       $    726               $ 4,674
                                                                    --------------------------------

                                                                    For the six months ended June 30,
                                                                        1999                1998

         Net income                                                 $  13,469              $10,666
         Holding losses on available for sale securities, net
         of taxes of $(2,343) and $(1,058), respectively              (4,566)               (2,023)

         Reclassification of gains recognized in net income,
         net of taxes of  $180 and $160, respectively                   (352)                 (312)
                                                                     --------------------------------

         Other comprehensive loss                                     (4,918)               (2,335)
         Comprehensive income                                       $  8,551               $ 8,331
                                                                     --------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TRIANGLE BANCORP, INC.

Date: August 16, 1999                          /s/ Michael S. Patterson
      ---------------                          ------------------------
                                               Michael S. Patterson,
                                               President and CEO


Date: August 16, 1999                          /s/ Debra L. Lee
      ---------------------                    ----------------
                                               Debra L. Lee,
                                               Chief Financial Officer

                             TRIANGLE BANCORP, INC.
                                  EXHIBIT TABLE


                                                                       PAGE

 (27)    Financial Data Schedule