Form 10-Q
period 1999-09-30
TRIANGLE BANCORP INC
filed 1999-11-15
CIK 885576

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

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
Yes x   No
   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                      25,255,760
       ------------                                      ----------
          Class                               Outstanding at November 10, 1999

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         The Consolidated Balance Sheets for September 30, 1999 and December 31, 1998, the Consolidated Statements of Income for the three and nine month periods ended September 30, 1999 and 1998, and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998 have been included as attachments to this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HIGHLIGHTS
----------

         On August 22, 1999, Triangle Bancorp, Inc. (the "Company") signed a definitive agreement to be acquired by Centura Banks, Inc. (Centura). Centura is an $8.8 billion financial services company headquartered in Rocky Mount, North Carolina. Based on the agreement, Triangle shareholders will receive .45 shares of Centura stock for each share of Triangle stock they own. Pending regulatory and shareholder approval, the merger is expected to be completed in the first quarter of 2000.

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
------------------------------------------------------------------------

         The Company's net income, without nonrecurring items, for the three months ended September 30, 1999 was $7,212,000, an increase of 18% over the $6,094,000 earned in the same period last year. Diluted earnings per share increased 17%, to $.28 versus $.24 for the 1998 quarter. The return on average assets was 1.24% for 1999 compared to 1.21% in 1998. Return on average equity for the three months ended September 1999 was 17.09% versus 14.95% for the same period in 1998.

         The Company's net income for the three months ended September 30, 1999 was $7,210,000, compared to earnings of $4,439,000 for the same period in 1998 which included after-tax $1.7 million in merger expenses. Diluted earnings per share were $0.28 compared to $0.17 for the same period in 1998. For the three months ended September 30, 1999 the annualized returns on average assets and equity were 1.24% and 17.08%, respectively, compared to .88% and 10.89% for the same period in 1998.

         Taxable equivalent net interest income increased to $21,732,000 for the quarter ended September 30, 1999 from $20,049,000 in the year ago period due to volume increases that offset declines in yield. The taxable equivalent yield on earning assets decreased from the year ago period to 8.17% from 8.60%. The decline in yield is due to decreases in both investment and loan interest rates due to the overall interest rate environment. Additionally, in the 1998 period, the Company had slightly more of its earning assets in higher yielding loans as compared to investments. The cost of interest bearing liabilities decreased to 4.64% from 4.88%, reflecting primarily lower costs of deposits. The net yield on earning assets for the three months ended September 30, 1999 was 4.03% versus 4.34% for the same period last year.

         For the three months ended September 30, 1999, a loan loss provision of $1,606,000 was made compared to a provision of $1,223,000 for the same period in 1998. (For further discussion of loan quality, see the financial condition discussion.)

         Noninterest income for the three months ended September 30, 1999 was $5,279,000 compared to $4,451,000 for the same period in 1998, an increase of 19%. This increase is being driven by several factors including service charges, other commissions and fees and income from bank owned life insurance (BOLI). Service charge increases were recognized in overdraft and NSF fees as well as demand deposit account charges. Other commissions and fees included significant increases in credit life and accidental death insurance commissions and an increase in merchant credit card fees. Income from BOLI was up quarter over quarter by $484,000 because it was purchased in the third quarter of 1998 and then again in the first quarter of 1999. These increases offset a $394,000 decrease in security gains for 1999 compared to 1998.

         Recurring noninterest expenses increased by $342,000 for the three months ended September 30, 1999 compared to the same period in 1998 or 3%. While occupancy and advertising expenses showed increases, other categories of noninterest expenses were flat or decreased due to the efficiencies achieved in the integration of two financial institutions acquired in 1998.

OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
-----------------------------------------------------------------------

         The Company's recurring net income for the nine months ended September 30, 1999 was $20,681,000, compared to $17,758,000 for the same period in 1998. This represents an increase of 16%. Diluted earnings per share were $.80 compared to $0.69 for the same period in 1998. The annualized returns on average assets and equity were 1.25% and 16.49%, respectively, compared to 1.19% and 14.98% for the same period in 1998.

         The Company's net income, including merger expenses, for the nine months ended September 30, 1999 was $20,679,000, compared to earnings of $15,105,000 for the same period in 1998. The 1998 period includes after-tax nonrecurring merger expenses of $2,653,000. Diluted earnings per share were $0.80 compared to $0.58 for the same period in 1998. For the nine months ended September 30, 1999 the annualized returns on average assets and equity were 1.25% and 16.49%, respectively, compared to 1.01% and 12.74% for the same period in 1998.

         Taxable equivalent net interest income increased to $62,146,000 for the nine months ended September 30, 1999 from $58,926,000. Comparing the year to date periods, average earning assets grew $210 million, however, yields have declined due to the lower interest rate environment. The taxable equivalent yield on earning assets decreased from the year ago period to 8.14% from 8.65%. The cost of interest bearing liabilities decreased as well to 4.59% from 4.94%. Net yield on earning assets declined to 4.07% for the nine months ended September 30, 1999 versus 4.31% for the same period last year.

         For the nine months ended September 30, 1999, a loan loss provision of $4,857,000 was made compared to a provision of $3,829,000 for the same period in 1998. (For further discussion of loan quality, see the financial condition discussion.)

         Noninterest income for the nine months ended September 30, 1999 was $15,461,000 compared to $12,957,000 for the same period in 1998, an increase of 19%. The increase is due to service charges, other commissions and fees, investment commissions and fees and other operating income. Service charges were up $777,000, primarily in overdraft and NSF charges as well as demand deposit account service charges. Other commissions and fees increased $381,000 due to an increase of $376,000 in credit life and accidental death insurance commissions. There has been a $317,000 increase in commissions from investment sales year over year. Other operating income was up due to an increase of $1,362,000 in BOLI income. The BOLI was purchased late in the third quarter of 1998 and in the first quarter of 1999. These increases were offset by a $173,000 decrease in gains on sales of loans and a $334,000 decrease in securities gains over the year ago period.

         Recurring noninterest expenses for the nine months ended September 30, 1999 were only $33,000 more than the same period in 1998. This small increase in expenses was due to the efficiencies achieved in the integration of two financial institutions acquired in 1998.


FINANCIAL CONDITION
-------------------

         Total assets increased to $2.3 billion at September 30, 1999 versus $2.1 billion at December 31, 1998. Net loans grew $156 million to $1.5 billion as of September 30, 1999. Investments grew $28 million over year end and other assets increased $24 million due to the purchase of $20 million in additional bank owned life insurance in the first quarter of 1999. This growth was funded by a decrease in cash of $22 million as well as deposit growth of $117 million and an increase in short-term debt of $102 million.

         The Company continued to maintain strong loan and lease loss reserves during the period with the loan loss reserves at September 30, 1999 being 1.37% of total loans and leases. The allowance was 217% of nonperforming loans at September 30, 1999 compared to 184% at December 31, 1998. Nonperforming assets to total loans plus other real estate owned were .74% on September 30, 1999 compared to .92% as of December 31, 1998. Net charge-offs were .31% for the nine month period ended September 30, 1999 versus .24% in the same period in 1998. A summary of certain information related to the loan loss reserves and nonperforming assets as of September 30, 1999 follows:

                RESERVE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                             (DOLLARS IN THOUSANDS)

ANALYSIS OF RESERVE FOR LOAN LOSSES:

Beginning Balance, January 1, 1999                                                      $ 19,584
                                                                                        --------
Deduct charge-offs:
         Commercial financial and agricultural                                             2,028
         Real estate                                                                         105
         Installment loans to individuals                                                    843
         Credit card and related plans                                                       766
         Other                                                                               127
                                                                                         -------
                                                                                           3,869
Add recoveries:
         Commercial, financial and agricultural                                              147
         Real estate                                                                          58
         Installment loans to individuals                                                    142
         Credit card and related plans                                                       125
         Other                                                                                38
                                                                                         -------
                                                                                             510
Net charge-offs                                                                            3,359

Additions charged to operations                                                            4,857
                                                                                         -------
Ending Balance,  September, 30 1999                                                      $21,082
                                                                                         =======

Ratio of net charge-offs to average loans outstanding during the period                    0.31%

ANALYSIS OF NONPERFORMING ASSETS:

Nonaccrual loans:
         Commercial, financial and agricultural                                         $ 1,971
         Real estate, construction and land development                                   1,401
         Installment loans to individuals                                                   281
                                                                                        -------
                                                                                          3,653
Loans contractually past due 90 days or more
     as to principal or interest                                                          6,067
Foreclosed assets                                                                         1,700
                                                                                        -------

TOTAL                                                                                  $ 11,420
                                                                                       ========

-------------------------------

         Total deposits were $1.7 billion as of September 30, 1999 compared to $1.6 billion at December 31, 1998, an increase of $100 million. Deposit growth has been driven by time deposits less than $100,000.

         Short-term debt was $261 million at September 30, 1999 consisting of $113 million in reverse repurchase agreements, $86 million in federal funds purchased, $42 million in masternotes, and $19 million is securities sold to repurchase. At December 31, 1998, the Company had short-term debt of $159 million with $67 million in federal funds sold, $45 million in reverse repos, $20 million in securities sold to repurchase and $28 million in masternotes.

CAPITAL
-------

         The adequacy of capital is reviewed regularly, in light of current plans and economic conditions, to ensure that sufficient capital is available for current and future needs, to minimize the Company's cost of capital and to assure compliance with regulatory requirements. The Company's capital ratios as of September 30, 1999 were as follows:


                                                      ACTUAL   REQUIRED  EXCESS
                                                      PERCENT  PERCENT   PERCENT
                                                      -------  -------   -------
         Tier 1 Capital to Risk Based Assets         10.64%     4.00%     6.64%
         Total Capital to Risk Based Assets          11.89%     8.00%     3.89%
         Leverage Ratio                               7.56%     4.00%     3.56%

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

         In 1998, the Company completed its assessment of its existing computer systems and applications and had identified 30 mission critical applications which was later increased to 36 due to a merger in September 1998 and new or replacement applications in 1999. Due to the applications added in 1998 and 1999, the April 30 deadline was not met by eight applications. All other applications in use were prepared for the Year 2000 on April 30,

         1999. As of July 31, 1999, the Company had completed renovation, validation and implementation of all of its mission critical non-mission critical applications. As of June 30, 1999 the Company had completed contingency planning for all existing applications and functions.

         The Company originally budgeted $1,000,000 for the Year 2000 plan, with approximately $50,000 for 1997, $750,000 for 1998 and $200,000 for
         1999. As of September 30, 1999, the Company has spent approximately $40,000 and $614,000 in 1997 and 1998, respectively, on Year 2000 issues, leaving $346,000 budgeted for 1999. The amounts spent on Year 2000 issues in the quarters ended March 31, June 30 and September 30, 1999 were $94,000, $87,000 and $9,000, respectively. No significant expenses are expected in the fourth quarter of 1999. The Company does not expect the costs of this process to be material to its financial condition or results of operations.

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

        None.

Item 5. Other Information

        Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

        a)  Exhibits

            (27)  Financial Data Schedule

        b)  Reports on Form 8-K

                  On August 25, 1999, a form 8-K was filed detailing the merger of Triangle into Centura in which each Triangle shareholder will receive .45 shares of Centura stock. The merger is expected to occur in the first quarter of 2000. The Agreement and Plan of Reorganization and other documents were filed as exhibits to the 8-K.

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   UNAUDITED

                                                         September 30, 1999         December 31, 1998
                                                         ----------------          --------------------
ASSETS
Cash and due from banks                                         $ 54,130                      $ 76,624
Interest-bearing deposits in banks                                38,391                           911
Securities available for sale                                    524,691                       482,155
Securities held to maturity, market value;
       $66,226 and $82,790                                        66,426                        81,138
Loans and Leases, less allowance for losses of
      $21,082 and $19,584                                      1,519,551                     1,363,553
Premises and equipment, net                                       37,404                        40,492
Interest receivable                                               18,315                        16,468
Deferred income taxes                                             14,987                        10,597
Intangible assets                                                 21,602                        24,207
Other assets                                                      50,809                        26,939
                                                         ----------------          --------------------
              Total Assets                                   $ 2,346,306                   $ 2,123,084
                                                         ----------------          --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                                $ 205,503                     $ 224,732
     Interest-bearing demand                                     178,395                       201,042
     Savings and money market                                    291,127                       293,652
     Large denomination certificates of deposit                  213,973                       217,598
     Other time                                                  853,783                       688,874
                                                         ----------------          --------------------
              Total Deposits                                   1,742,781                     1,625,898

Short-term debt                                                  260,820                       158,980
Federal Home Loan Bank advances                                  123,500                       130,300
Corporation obligated mandatorily
     redeemable securities                                        19,954                        19,952
Custodial deposits                                                 8,080                         7,243
Interest payable                                                  10,462                         8,292
Other liabilities                                                 12,483                         9,392
                                                         ----------------          --------------------
              Total other liabilities                            435,299                       334,159
                                                         ----------------          --------------------
              Total liabilities                                2,178,080                     1,960,057
                                                         ----------------          --------------------
Commitments and contingencies*

SHAREHOLDERS' EQUITY

Common stock, no par value 50,000
     authorized;  25,250 shares and
     25,184 shares outstanding at September 30,
     1999 and December 31, 1998, respectively                     85,368                        86,549
Undivided profits                                                 94,375                        80,753
Accumulated other comprehensive income                           (11,517)                       (4,275)
                                                         ----------------          --------------------
              Total shareholders' equity                         168,226                       163,027
                                                         ----------------          --------------------
              Total liabilities and shareholders' equity     $ 2,346,306                   $ 2,123,084
                                                         ----------------          --------------------

*Standby letters of credit outstanding at September 30, 1999 amounted to $5,533. The accompanying notes are an integral part of the consolidated financial statements.

                    TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      IN THOUSANDS (EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                                       For the three months ended,                For the nine months ended,
                                               September 30, 1999    September 30, 1998   September 30, 1999     September 30, 1998
                                               ------------------    ------------------   ------------------     ------------------
INTEREST INCOME
     Interest and fees on loans                    $ 33,707           $ 31,019                   $ 96,314           $ 91,046
     Securities                                       8,594              7,293                     23,670             22,958
     Other interest income                              348                405                        486              1,415
                                                    -------            -------                   --------           --------
          Total interest income                      42,649             38,717                    120,470            115,419

INTEREST EXPENSE:
     Large denomination certificates of deposit       3,257              2,857                     10,081              8,557
     Other deposits                                  14,054             13,601                     38,592             40,762
     Other borrowings                                 3,292              1,136                      8,137              3,123
     Federal Home Loan Bank borrowings                1,721              2,105                      5,152              6,992
                                                    -------            -------                   --------           --------
          Total interest expense                     22,324             19,699                     61,962             59,434
                                                    -------            -------                   --------           --------
Net interest income                                  20,325             19,018                     58,508             55,985

Provision for loanand lease losses                    1,606              1,223                      4,857              3,829
                                                    -------            -------                   --------           --------
Net interest income after
     provision for loan and lease losses             18,719             17,795                     53,651             52,156
                                                    -------            -------                   --------           --------
NONINTEREST INCOME:
     Service charges on deposit accounts              2,501              2,104                      7,010              6,233
     Other commissions and fees                       1,086                871                      3,049              2,668
     Mortgage servicing fees net of amortization        214                105                        670                526
     Gain on sale of securities, net                     53                447                        585                919
     Gain on sale of government loans                   233                236                        667                779
     Gain on sale of mortgage loans                      12                148                        355                416
     Investment commissions and fees                    282                193                        860                543
     Other operating income                             898                347                      2,265                873
                                                    -------            -------                   --------           --------
          Total noninterest income                    5,279              4,451                     15,461             12,957
                                                    -------            -------                   --------           --------
NONINTEREST EXPENSES:
     Salaries and employee benefits                   5,964              5,693                     16,498             16,875
     Occupancy expenses                               1,436              1,247                      4,084              3,711
     Furniture and equipment expenses                 1,226              1,259                      3,780              3,501
     Professional fees                                  600                637                      1,731              1,815
     Deposit insurance expense                          113                122                        303                262
     Advertising and public relations                   471                351                      1,252              1,005
     Office expenses                                    303                366                      1,013              1,261
     Telephone and communication                        339                339                      1,112              1,167
     Other real estate owned expense                     21                 42                         65                200
     Amortization of intangible assets                  792                794                      2,376              2,381
     Merger expenses                                      3              2,741                          3              4,373
     Other operating expense                          2,002              2,075                      5,786              5,789
                                                    -------            -------                   --------           --------
     Total noninterest expenses                      13,270             15,666                     38,003             42,340

Net income before taxes                              10,728              6,580                     31,109             22,773

Income tax expense                                    3,518              2,141                     10,430              7,668
                                                    -------            -------                   --------           --------
Net income                                          $ 7,210            $ 4,439                   $ 20,679           $ 15,105
                                                    =======           ========                   ========           ========
Basic income per share data:
     Net income                                      $ 0.29             $ 0.18                     $ 0.82             $ 0.60
     Average shares outstanding                      25,158             25,149                     25,157             25,093
Diluted income per share data:
     Net income                                      $ 0.28             $ 0.17                     $ 0.80             $ 0.58
     Average common equivalent shares                25,750             25,823                     25,757             25,861

Cash dividends declared per share                    $ 0.10             $ 0.08                     $ 0.28             $ 0.23

The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                    UNAUDITED

                                                                                           September 30,        September 30,
                                                                                               1999                  1998
                                                                                         -----------------     ----------------
Cash flows from operating activities:
         Net income                                                                           $ 20,679             $ 15,105
Adjustments to reconcile net income to net cash provided by (used in)
  operations:
         Depreciation and amortization                                                           6,184                5,999
         Accretion of discount on investment securities,
           net of amortization of premiums                                                       4,004                1,062
         Provision for loan losses                                                               4,857                3,829
         Gain on sale of investments                                                              (585)                (919)
         Gain on sale of loans                                                                  (1,022)              (1,195)
         Gain on sale of other assets                                                              (88)                 (50)
         Mortgage loans held for sale:
             Originations                                                                      (48,988)             (33,680)
             Sales                                                                              50,715               37,014
         Provision (benefit) for deferred taxes                                                    (50)                (113)
         Change in other assets and liabilities:
             Interest receivable                                                                (1,847)              (1,069)
             Other assets                                                                       (3,781)              (2,392)
              Interest payable                                                                   2,170                  292
             Other liabilities                                                                   3,181               (2,144)
                                                                                      -----------------     ----------------
         Net cash provided by operating activities                                              35,429               21,739
                                                                                      -----------------     ----------------
Cash flows from investing activities:
         Proceeds from maturities and principal paydowns of securities AFS                     153,793               69,065
         Proceeds from maturities and principal paydowns of securities HTM                      13,540               30,602
         Proceeds from sales of investment securities AFS                                       44,030               56,428
         Purchases of investment securities AFS                                               (226,995)            (102,076)
         Purchases of investment securities HTM                                                (26,777)             (22,610)
         Purchase of bank owned life insurance                                                 (20,000)             (20,089)
         Cost of loan servicing rights                                                          (1,084)                (452)
         Net increase in loans made to customers                                              (161,560)             (56,520)
         Proceeds from sale of other assets                                                      1,626                  900
         Capital expenditures, bank premises and equipment, net                                 (1,032)              (3,669)
                                                                                      -----------------     ----------------
         Net cash provided by (used in) investing activities                                  (224,459)             (48,421)
                                                                                      -----------------     ----------------
Cash flows from financing activities:
         Net increase in deposit accounts                                                      116,883               58,075
         Net increase in custodial accounts                                                        837                3,209
         Net increase in short-term debt                                                       101,840                6,844
         Net decrease in FHLB advances                                                          (6,800)             (65,000)
         Repurchase of common stock                                                             (4,095)              (1,508)
         Cash dividends paid to shareholders                                                    (7,057)              (6,052)
         Shares issued under stock plans                                                         2,408                2,789
                                                                                      -----------------     ----------------
         Net cash provided by (used in) financing activities                                   204,016               (1,643)
                                                                                      -----------------     ----------------
         Net increase (decrease) in cash and cash equivalents                                   14,986              (28,325)
         Cash and cash equivalents at beginning of period                                       77,535               98,352
                                                                                      -----------------     ----------------
         Cash and cash equivalents at end of period                                           $ 92,521             $ 70,027
                                                                                      =================     ================

         The accompanying notes are an integral part of the consolidated financial statements.

                     TRIANGLE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         For the Three and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


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

         The interim consolidated financial statements as of and for the three and nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly, in all material respects, the consolidated financial position as of September 30, 1999, and the results of operations and cash flows for the periods ended September 30, 1999 and 1998. For the nine month periods ended September 30, 1999 and September 30, 1998, $3,000 and $4.4 million respectively, in pre-tax non-recurring expenses relating to mergers and acquisitions were recognized. The results for the interim periods are not necessarily indicative of what results will be for the year ended December 31, 1999.

2.       Comprehensive Income
         --------------------

         The Company's only component of other comprehensive income relates to unrealized gains or losses on available for sale securities. Information concerning the Company's other comprehensive income (loss) for the three and nine months ended September 30, 1999 follows (in thousands):

                                                                                For the three months ended
                                                                                       September 30,

                                                                                    1999            1998

         Net income                                                              $ 7,210          $ 4,439
                                                                                 -------          -------
         Holding (losses) gains on available for sale securities,
         net of taxes of ($1,116) and $481, respectively                          (2,287)             997
         Reclassification of gains recognized in net income,
         net of taxes of  $17 and $145, respectively                                 (36)            (302)
                                                                                  --------          --------
         Other comprehensive (loss) gain                                          (2,323)             695

         Total comprehensive income                                              $ 4,887          $ 5,134
                                                                                 -------           --------

                                                                                For the nine months ended
                                                                                       September 30,

                                                                                     1999             1998

         Net income                                                                $ 20,679        $ 15,105
                                                                                   --------         --------
         Holding losses on available for sale securities, net
         of taxes of $(3,456) and $(521), respectively                               (6,853)         (1,026)

         Reclassification of gains recognized in net income,
         net of taxes of  $196 and $305, respectively                                  (388)           (614)
                                                                                    ---------       --------
         Other comprehensive loss                                                    (7,241)         (1,640)

         Total comprehensive income                                                 $13,438         $13,465
                                                                                    -------          -------

3.       Accounting for Derivative Instruments and Hedging Activities
         ------------------------------------------------------------

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


Date: November 15, 1999                             /s/ Debra L. Lee
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